Form 10-Q
period 2024-03-31
Green Plains Inc.
filed 2024-05-03
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
☐ Yes ☒ No
The registrant had 64,618,721 common stock outstanding as of April 30, 2024.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™ developed by Fluid Quip Technologies, LLC
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc. with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., GPLP Holdings Inc., a wholly owned subsidiary of GPRE, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSCTM	Maximized Stillage Coproducts™ technology developed by Fluid Quip Technologies, LLC

MTBE	Methyl tertiary-butyl ether
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%.
SRE	Small refinery exemption
Tharaldson	GP Turnkey Tharaldson LLC
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$237,302	$349,574
Restricted cash	40,080	29,188
Accounts receivable, net of allowances of $80 and $85, respectively	87,556	94,446
Income taxes receivable	716	822
Inventories	191,149	215,810
Prepaid expenses and other	23,745	23,118
Derivative financial instruments	7,893	19,772
Total current assets	588,441	732,730
Property and equipment, net of accumulated depreciation and amortization of $705,382 and $686,077, respectively	1,022,041	1,021,928
Operating lease right-of-use assets	75,236	73,993
Other assets	113,717	110,671
Total assets	$1,799,435	$1,939,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$123,573	$186,643
Accrued and other liabilities	50,346	57,029
Derivative financial instruments	6,687	10,577
Operating lease current liabilities	23,930	22,908
Short-term notes payable and other borrowings	130,038	105,973
Current maturities of long-term debt	1,828	1,832
Total current liabilities	336,402	384,962
Long-term debt	490,295	491,918
Operating lease long-term liabilities	54,121	53,879
Other liabilities	18,149	18,507
Total liabilities	898,967	949,266

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 67,421,931 and 62,326,622 shares issued, and 64,616,872 and 59,521,563 shares outstanding, respectively	67	62
Additional paid-in capital	1,209,672	1,113,806
Retained deficit	(287,213)	(235,801)
Accumulated other comprehensive loss	(3,898)	(3,160)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	887,454	843,733
Noncontrolling interests	13,014	146,323
Total stockholders' equity	900,468	990,056
Total liabilities and stockholders' equity	$1,799,435	$1,939,322
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenues	$597,214	$832,949

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	588,847	832,258
Selling, general and administrative expenses	31,769	31,845
Depreciation and amortization expenses	21,487	25,386
Total costs and expenses	642,103	889,489
Operating loss	(44,889)	(56,540)

Other income (expense)
Interest income	2,510	3,165
Interest expense	(7,786)	(9,738)
Other, net	449	189
Total other expense	(4,827)	(6,384)
Loss before income taxes and income (loss) from equity method investees	(49,716)	(62,924)
Income tax expense	(329)	(3,429)
Income (loss) from equity method investees	(1,077)	104
Net loss	(51,122)	(66,249)
Net income attributable to noncontrolling interests	290	4,075
Net loss attributable to Green Plains	$(51,412)	$(70,324)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(0.81)	$(1.20)

Weighted average shares outstanding
Basic and diluted	63,341	58,549
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(51,122)	$(66,249)
Other comprehensive loss, net of tax
Unrealized losses on derivatives arising during the period, net of tax benefit of $1,916 and $4,023, respectively	(6,043)	(12,788)
Reclassification of realized losses on derivatives, net of tax benefit of ($1,682) and ($535), respectively	5,305	1,701
Total other comprehensive loss, net of tax	(738)	(11,087)
Comprehensive loss	(51,860)	(77,336)
Comprehensive income attributable to noncontrolling interests	290	4,075
Comprehensive loss attributable to Green Plains	$(52,150)	$(81,411)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(51,122)	$(66,249)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,487	25,386
Amortization of debt issuance costs and non-cash interest expense	609	717
Inventory lower of average cost or net realizable value adjustment	4,202	—
Deferred income tax expense	233	3,491
Stock-based compensation	3,053	2,828
Loss (income) from equity method investees	1,077	(104)
Other	858	1,625
Changes in operating assets and liabilities
Accounts receivable	6,890	2,064
Inventories	20,459	(757)
Derivative financial instruments	7,010	10,287
Prepaid expenses and other assets	(627)	(3,215)
Accounts payable and accrued liabilities	(65,787)	(94,131)
Current income taxes	446	452
Other	613	638
Net cash used in operating activities	(50,599)	(116,968)

Cash flows from investing activities
Purchases of property and equipment, net	(21,795)	(32,591)
Investment in equity method investees, net	(8,408)	(2,829)
Net cash used in investing activities	(30,203)	(35,420)

Cash flows from financing activities
Payments of principal on long-term debt	(2,009)	(515)
Proceeds from short-term borrowings	181,430	359,908
Payments on short-term borrowings	(157,570)	(285,231)
Payments on extinguishment of non-controlling interest	(29,196)	—
Payments of transaction costs	(5,951)	—
Payments of dividends and distributions	—	(5,305)
Payments related to tax withholdings for stock-based compensation	(4,222)	(8,402)
Other financing activities	(3,060)	—
Net cash provided by (used in) financing activities	(20,578)	60,455

Net change in cash and cash equivalents, and restricted cash	(101,380)	(91,933)
Cash and cash equivalents, and restricted cash, beginning of period	378,762	500,276
Cash and cash equivalents, and restricted cash, end of period	$277,382	$408,343
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Three Months Ended March 31,
	2024	2023
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$237,302	$354,204
Restricted cash	40,080	54,139
Total cash and cash equivalents, and restricted cash	$277,382	$408,343

Supplemental disclosures of cash flow
Cash refunded for income taxes, net	$(9)	$(189)
Cash paid for interest	$8,888	$10,093
Capital expenditures in accounts payable	$5,413	$5,481
Issuance of common stock as a result of the Merger	$5	$—
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$133,765	$—
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
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 3 - Acquisition included herein for more information.
The company also owns a majority interest in FQT, with their results being consolidated in our consolidated financial statements.
The accompanying consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP for complete financial statements, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024.
The financial information reflects adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted. Interim period results are not necessarily indicative of the results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses or net income, but increased cost of goods sold and decreased gross margin, within the ethanol production segment. Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold.
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
Description of Business
The company operates within two operating segments: (1) ethanol production, which includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities.

As a result of the Merger, the partnership's operations are included in the ethanol production operating segment.
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
Sales of products are recognized when control of the product is transferred to the customer, which depends on the agreed upon shipment or delivery terms.
Shipping and Handling Costs
The company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, the company records customer payments associated with shipping and handling costs as a component of revenue, and classifies such costs as a component of cost of goods sold.
Cost of Goods Sold
Cost of goods sold includes materials, direct labor, shipping, plant overhead and transportation costs. Materials include the cost of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of non-management personnel involved in production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, repairs and maintenance and outbound freight charges. Transportation costs include railcar leases, freight and shipping of the company's products, as well as storage costs incurred at destination terminals.
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
Investments in Equity Method Investees
The company's equity method investments, which consist primarily of the company's 50% investment in Tharaldson, totaled $48.5 million and $41.7 million as of March 31, 2024 and December 31, 2023, respectively, and are reflected in other assets on the consolidated balance sheet. Interest capitalized related to our equity method investments for the three months ended March 31, 2024 totaled $0.5 million.

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	24,800	—	—	24,800
Renewable corn oil	—	—	—	—
Other	14,347	2,412	—	16,759
Intersegment revenues	1,213	89	(1,302)	—
Total revenues from contracts with customers	40,360	2,501	(1,302)	41,559
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	350,112	73,375	—	423,487
Distillers grains	77,923	9,690	—	87,613
Renewable corn oil	34,160	—	—	34,160
Other	3,104	7,291	—	10,395
Intersegment revenues	—	6,139	(6,139)	—
Total revenues from contracts accounted for as derivatives	465,299	96,495	(6,139)	555,655
Total Revenues	$505,659	$98,996	$(7,441)	$597,214

	Three Months Ended March 31, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	25,010	—	—	25,010
Renewable corn oil	—	—	—	—
Other	9,587	8,450	—	18,037
Intersegment revenues	1,105	52	(1,157)	—
Total revenues from contracts with customers	35,702	8,502	(1,157)	43,047
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	498,186	88,639	—	586,825
Distillers grains	111,925	11,363	—	123,288
Renewable corn oil	44,296	716	—	45,012
Other	7,609	27,168	—	34,777
Intersegment revenues	—	5,998	(5,998)	—
Total revenues from contracts accounted for as derivatives	662,016	133,884	(5,998)	789,902
Total Revenues	$697,718	$142,386	$(7,155)	$832,949

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented approximately 15% and 14% of total revenues for the three months ended March 31, 2024 and 2023, respectively, recorded within the ethanol production segment.

3.    ACQUISITION
Green Plains Partners Merger
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
Since the company controlled the partnership prior to the Merger and continues to control the partnership after the Merger, the company accounted for the change in its ownership interest in the partnership as an equity transaction during the three months ended March 31, 2024, which is reflected as a reduction of non-controlling interest with a corresponding increase to common stock and additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations as a result of the Merger.
Prior to the effective time of the Merger on January 9, 2024, public unitholders owned a 49.2% limited partner interest, the company owned a 48.8% limited partner interest and a 2.0% general partner interest in the partnership. The earnings of the partnership that were attributed to its common units held by the public for the year ended December 31, 2023 are reflected in net income attributable to non-controlling interest in the consolidated statements of operations. For the three months ended March 31, 2024, the non-controlling interest attributed to the partnership common units held by the public of $133.8 million were recorded as a reduction of non-controlling interest with a corresponding increase to additional paid-in capital.
The company incurred transaction costs of $5.5 million related to the Merger during the three months ended March 31, 2024 and $2.0 million during the year ended December 31, 2023. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$237,302	$—	$237,302
Restricted cash	40,080	—	40,080
Inventories carried at market	—	25,186	25,186
Derivative financial instruments - assets	—	6,955	6,955
Other assets	—	8	8
Total assets measured at fair value	$277,382	$32,149	$309,531

Liabilities
Accounts payable (1)	$—	$44,504	$44,504
Accrued and other liabilities (2)	—	3,259	3,259
Derivative financial instruments - liabilities	—	6,642	6,642
Other liabilities (2)	—	903	903
Total liabilities measured at fair value	$—	$55,308	$55,308

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$349,574	$—	$349,574
Restricted cash	29,188	—	29,188
Inventories carried at market	—	45,898	45,898
Derivative financial instruments - assets	—	13,311	13,311
Total assets measured at fair value	$378,762	$59,209	$437,971

Liabilities
Accounts payable (1)	$—	$54,716	$54,716
Accrued and other liabilities (2)	—	9,917	9,917
Derivative financial instruments - liabilities	—	10,577	10,577
Other liabilities (2)	—	659	659
Total liabilities measured at fair value	$—	$75,869	$75,869
(1)Accounts payable is generally stated at historical amounts with the exception of $44.5 million and $54.7 million at March 31, 2024 and December 31, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of March 31, 2024 and December 31, 2023, respectively, accrued and other liabilities includes $3.3 million and $9.9 million and other liabilities includes $0.9 million and $0.7 million of consideration related to potential earn-out payments recorded at fair value.

As of March 31, 2024, the fair value of the company’s debt was approximately $603.8 million compared with a book value of $622.2 million. At December 31, 2023, the fair value of the company’s debt was approximately $585.0 million compared with a book value of $599.7 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $87.6 million and $94.4 million at March 31, 2024 and December 31, 2023, respectively.
Although the company currently does not have any recurring Level 3 financial measurements, the fair values of tangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.
5.    SEGMENT INFORMATION
The company reports the financial and operating performance for the following two operating segments: (1) ethanol production, which includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities.
As a result of the Merger, the partnership's operations are included in the ethanol production operating segment. The following changes were made to the company's operating segments:
•The revenue and operating results from fuel storage and transportation services previously disclosed within the partnership segment are now included within the ethanol production segment.
•Intersegment activities between the partnership and Green Plains Trade associated with ethanol storage and transportation services previously treated like third-party transactions and eliminated on a consolidated level are now eliminated within the ethanol production segment.
Intersegment activities between the partnership and Green Plains Trade associated with terminal services transacted with the agribusiness and energy services segment will continue to be eliminated on a consolidated level.
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

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Ethanol production
Revenues from external customers	$504,446	$696,613
Intersegment revenues	1,213	1,105
Total segment revenues	505,659	697,718
Agribusiness and energy services
Revenues from external customers	92,768	136,336
Intersegment revenues	6,228	6,050
Total segment revenues	98,996	142,386
Revenues including intersegment activity	604,655	840,104
Intersegment eliminations	(7,441)	(7,155)
	$597,214	$832,949
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2024	2023
Cost of goods sold
Ethanol production (1)	$508,302	$706,133
Agribusiness and energy services	87,986	133,280
Intersegment eliminations	(7,441)	(7,155)
	$588,847	$832,258

	Three Months Ended March 31,
	2024	2023
Gross margin
Ethanol production (1)	$(2,643)	$(8,415)
Agribusiness and energy services	11,010	9,106
	$8,367	$691

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization
Ethanol production	$20,534	$23,754
Agribusiness and energy services	505	813
Corporate activities	448	819
	$21,487	$25,386

	Three Months Ended March 31,
	2024	2023
Operating income (loss)
Ethanol production (2)	$(33,653)	$(41,950)
Agribusiness and energy services	6,004	4,126
Corporate activities	(17,240)	(18,716)
	$(44,889)	$(56,540)

(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $4.2 million for the three months ended March 31, 2024.
The following table sets forth total assets by operating segment (in thousands):

	March 31, 2024	December 31, 2023
Total assets (1)
Ethanol production	$1,290,485	$1,275,562
Agribusiness and energy services	400,584	413,937
Corporate assets	112,473	254,300
Intersegment eliminations	(4,107)	(4,477)
	$1,799,435	$1,939,322
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. Raw materials and finished goods inventories are valued under the first in, first out (FIFO) or weighted average cost method at the lower of average cost or net realizable value. There was a $4.2 million and $2.6 million lower of average cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of March 31, 2024 and December 31, 2023, respectively.
The components of inventories are as follows (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$70,408	$73,975
Commodities held for sale	25,186	45,898
Raw materials	32,950	32,820
Work-in-process	13,169	14,454
Supplies and parts	49,436	48,663
	$191,149	$215,810
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2024, the company’s consolidated balance sheet reflected unrealized losses of $3.9 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.

Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
Derivative financial instruments - forwards	$6,955	(1)	$13,311	(2)	$6,642	(3)	$10,577
Other assets	8		—		—		—
Other liabilities	—		—		5		2
Total	$6,963		$13,311		$6,647		$10,579
(1)At March 31, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $0.9 million, which include $0.9 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(2)At December 31, 2023, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $6.5 million, which include $0.7 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $0.7 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(3)At March 31, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $45 thousand, which included $1.8 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 31,
	2024	2023
Revenues	$3,736	$—
Cost of goods sold	(10,723)	(2,236)
Net loss recognized in loss before income taxes	$(6,987)	$(2,236)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended March 31,
	2024	2023
Commodity contracts	$(7,959)	$(16,811)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2024	2023
Exchange-traded futures and options	Revenues	$(1,073)	$(7,876)
Forwards	Revenues	(2,729)	659
Exchange-traded futures and options	Cost of goods sold	3,037	8,366
Forwards	Cost of goods sold	2,868	426
Net gain recognized in loss before income taxes		$2,103	$1,575
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$25,186	$(3,389)	$45,898	$(1,104)

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2024		2023
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$3,736	$(10,723)	$—	$(2,236)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(4,361)	—	(9,357)
Exchange-traded futures designated as hedging instruments	—	5,262	—	10,678
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,736	$(9,822)	$—	$(915)
The notional volume of open commodity derivative positions as of March 31, 2024 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(525)				Bushels	Corn
Futures	(3,455)	(4)			Bushels	Corn
Futures	27,468				Gallons	Ethanol
Futures	(6,898)				MmBTU	Natural Gas
Futures	6,828	(3)			MmBTU	Natural Gas
Futures	(3,275)	(4)			MmBTU	Natural Gas
Options	(552)				Pounds	Soybean Oil
Options	(3,173)				Bushels	Corn
Forwards			29,016	—	Bushels	Corn
Forwards			—	(219,591)	Gallons	Ethanol
Forwards			52	(327)	Tons	Distillers Grains
Forwards			—	(27,279)	Pounds	Renewable Corn Oil
Forwards			12,162	(10)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $1.8 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	March 31, 2024	December 31, 2023
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Wood River and Green Plains Shenandoah
$75.0 million loan agreement (3)	72,750	73,125
Green Plains Partners
$60.0 million term loan (4)	54,469	55,969
Other	14,514	14,669
Total book value of long-term debt	496,733	498,763
Unamortized debt issuance costs	(4,610)	(5,013)
Less: current maturities of long-term debt	(1,828)	(1,832)
Total long-term debt	$490,295	$491,918
(1)The 2.25% notes had $3.7 million and $4.0 million of unamortized debt issuance costs as of March 31, 2024 and December 31, 2023, respectively.
(2)The junior notes had $0.4 million of unamortized debt issuance costs as of both March 31, 2024 and December 31, 2023.
(3)The loan had $0.3 million of unamortized debt issuance costs as of both March 31, 2024 and December 31, 2023.
(4)The term loan had $0.3 million of unamortized debt issuance costs as of both March 31, 2024 and December 31, 2023.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2024	December 31, 2023
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$120,000	$99,000
Green Plains Commodity Management
$40.0 million hedge line	10,038	6,973
	$130,038	$105,973
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
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Wood River and Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Wood River and Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At March 31, 2024, the interest rate on the loan was 5.02%.
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. Prepayments totaling $1.5 million were made during the three months ended March 31, 2024.
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
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At March 31, 2024, the interest rate on the term loan was 13.59%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At March 31, 2024, the interest rate on the Facility was 8.63%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2024, the interest rate on the facility was 7.09%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2024.

Covenant Compliance
The company was in compliance with its debt covenants as of March 31, 2024.
Restricted Net Assets
At March 31, 2024, there were approximately $131.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 2.2 million shares remain outstanding and available. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the three months ended March 31, 2024 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	607,894	$30.79
Granted	403,466	20.31
Forfeited	(58)	34.66
Vested	(313,492)	29.31
Non-Vested at March 31, 2024	697,810	$25.40	2.3
Performance Share Awards
On March 13, 2024, March 9, 2023, and March 14, 2022, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2024, 2023 and 2022 do not contain market based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2024, 2023 and 2022 awards are 1,077,144 performance shares which represents 200% of the 538,572 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
On February 18, 2021, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period. On February 16, 2024, based on the criteria discussed above, the 118,673 2021 performance shares vested at 115%, which resulted in the issuance of 136,475 shares of common stock.

The non-vested performance share award activity for the three months ended March 31, 2024 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	404,740	$30.51
Granted	270,307	20.70
Vested	(136,475)	26.22
Non-Vested at March 31, 2024	538,572	$26.67	2.2
Green Plains Partners
Green Plains Partners had a long-term incentive plan (LTIP) intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserved 2.5 million common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measured unit-based compensation related to equity awards in its consolidated financial statements over the requisite service period on a straight-line basis. As a result of the Merger, the LTIP units available for issuance were converted to 1.2 million shares available for issuance under the company's equity incentive plan.
The non-vested unit-based awards activity for the three months ended March 31, 2024 is as follows:

	Non-Vested Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	18,549	$12.94
Vested (1)	(18,549)	12.94
Non-Vested at March 31, 2024	—	$—	0.0
(1)Pursuant to the Merger Agreement, each of these awards became fully vested at the effective time of the Merger on January 9, 2024.
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $3.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was $26.0 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. The potential tax benefit related to stock-based payment is approximately 24.0% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
EPS - basic and diluted
Net loss attributable to Green Plains	$(51,412)	$(70,324)
Weighted average shares outstanding - basic and diluted	63,341	58,549
EPS - basic and diluted	$(0.81)	$(1.20)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	7,634	8,598
(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
11.    STOCKHOLDERS’ EQUITY
Green Plains Partners Merger
As a result of the Merger, for the three months ended March 31, 2024, the company issued approximately 4.7 million shares of common stock and recorded par value $0.001 per share, paid cash consideration of $29.2 million, extinguished the non-controlling interest attributed to the partnership common units held by the public of $133.8 million, and capitalized transaction costs of $7.5 million, within additional paid-in capital. Refer to Note 3 - Acquisition included herein for more information.
Components of stockholders’ equity for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	$67	$1,209,672	$(287,213)	$(3,898)	2,805	$(31,174)	$887,454	$13,014	$900,468

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2023	62,318	$62	$1,104,519	$(212,741)	$(37,678)	2,805	$(31,174)	$822,988	$150,049	$973,037
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations Classification
	2024	2023
Gains (losses) on cash flow hedges
Commodity derivatives	$3,736	$—	(1)
Commodity derivatives	(10,723)	(2,236)	(2)
Total losses on cash flow hedges	(6,987)	(2,236)	(3)
Income tax benefit	1,682	535	(4)
Amounts reclassified from accumulated other comprehensive loss	$(5,305)	$(1,701)
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
The IRA was signed into law on August 16, 2022. The IRA includes significant law changes relating to tax, climate change, energy and health care. The IRA significantly expands clean energy incentives by providing an estimated $370 billion of new energy related tax credits over the next ten years. It also permits more flexibility for taxpayers to use the credits with direct-pay and transferable credit options. In addition, the IRA includes key revenue-raising provisions which include a 15% book-income alternative minimum tax on corporations with adjusted financial statement income over $1 billion, a 1% excise tax on the value of certain net stock repurchases by publicly traded companies, and the reinstatement of Superfund excise taxes. The company expects it will benefit from certain energy related tax credits in future years and not be negatively impacted by the revenue raising provisions; however, the company does not have enough information to provide a reasonable estimate of future tax benefits at this time.
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed as described in more detail in Note 3 - Acquisition included herein. For income tax purposes, the total consideration given by the company in exchange for the remaining interest in the partnership, creates a tax basis in the acquired interest. Because the GAAP basis in the acquired interest is less than the total consideration, a new deferred tax asset was created. The company's valuation allowance on deferred tax assets increased by a corresponding amount, which did not have a material impact on the company's consolidated financial statements.

The company recorded income tax expense of $0.3 million for the three months ended March 31, 2024, compared with income tax expense of $3.4 million for the same period in 2023. The decrease in the amount of tax expense recorded for the three months ended March 31, 2024 is primarily due to a decrease in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 13.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease expense
Operating lease expense	$7,136	$6,746
Variable lease expense (benefit) (1)	186	(131)
Total lease expense	$7,322	$6,615
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,988	$6,197

Right-of-use assets obtained in exchange for lease obligations
Operating leases	7,163	16,658
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	4.3 years	4.5 years

Weighted average discount rate	5.25%	5.16%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2024 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2024	$20,885
2025	23,609
2026	16,839
2027	12,684
2028	5,054
Thereafter	8,715
Total	87,786
Less: Present value discount	(9,735)
Lease liabilities	$78,051
The company has an additional railcar operating lease anticipated to commence during the second quarter of 2024, with undiscounted future lease payments of approximately $2.3 million and a lease term of five years. These amounts are not included in the tables above.
Other Commodities, Storage and Transportation
As of March 31, 2024, the company had contracted future purchases of grain, distillers grains and natural gas, valued at approximately $168.6 million and future commitments for storage and transportation, valued at approximately $19.9 million.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2023.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics, such as the COVID-19 outbreak; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol and biofuels industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; the financial condition of the company’s customers; any non-performance by customers of their contractual obligations; changes in customer, employee or supplier relationships resulting from the Merger; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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

Refer to Note 3 - Acquisition included in the notes to the consolidated financial statements included herein for more information.
We group our business activities into the following two operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 300 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. This segment also includes 24 ethanol storage facilities, two fuel terminal facilities and approximately 2,180 leased railcars. We are one of the largest ethanol producers in North America.
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
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system, which is our new specialty feed ingredient branded as Sequence™. In 2021, we formed a 50/50 joint venture with Tharaldson Ethanol, which owns the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in Casselton, North Dakota to produce Ultra-High Protein and increase renewable corn oil yields. These assets are in commissioning and anticipating to ship the first commercial quantities during the second quarter of 2024. Including Tharaldson's capacity, the annual Ultra-High Protein capacity is approximately 430 thousand tons.
We began pilot scale batch operations at the FQT CST™ production facility at our Innovation Center at York in the second quarter of 2021, which allows for the production of both food and industrial grade low-carbon glucose and dextrose to target applications in food production, renewable chemicals and synthetic biology. The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa is mechanically complete and in the commissioning phase, with shipments to customers beginning in the second quarter of 2024. We also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demands.
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
In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies will combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to create a new process to liberate all available distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global animal feed diets. Our collaboration completed the construction of a facility at Green Plains York and began commissioning during the first quarter of 2024.
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
Recent Developments
The Partnership Merger
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 3 - Acquisition in the notes to the consolidated financial statements included herein for more information.
Results of Operations
During the first quarter of 2024, a few of our plants were idled during the January cold snap; however, we maintained an average utilization rate of approximately 92.4% of capacity, resulting in ethanol production of 208.0 mmg, compared with 206.7 mmg, or 87.5% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five of our biorefineries. We also anticipate modifying additional biorefineries to include FQT MSC™ production capabilities to meet anticipated future customer demands.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the first quarter of 2024, which was approximately 3.0% higher than the 1.01 million barrels per day for the same quarter last year. Refiner and blender input volume was 851 thousand barrels per day for the first quarter of 2024, compared with 853 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2024 was in line with the prior year quarter at 8.5 million barrels per day. U.S. domestic ethanol ending stocks increased by approximately 1.3 million barrels compared to the prior year, or 5.2%, to 26.4 million barrels as of March 31, 2024. As of this filing, according to Prime the Pump, there were approximately 3,244 retail stations selling E15 year-round.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2024, were approximately 289 mmg, up from the 222 mmg for the same period of 2023. Canada was the largest export destination for U.S. ethanol accounting for approximately 37% of domestic ethanol export volume, driven in part by their national clean fuel standard. India, the United Kingdom, Colombia, and South Korea accounted for approximately 16%, 12%, 8%, and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.6 to 1.8 billion gallons in 2024, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and high protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the first quarter of 2024, soybean crush was approximately 568.4 million bushels, up 38.2 million bushels from the 530.2 million bushels crushed during the first quarter of 2023. Soybean oil stocks were 1.9 billion pounds, which was unchanged from the 1.9 billion pounds of stocks as of March 31, 2023. Soybean meal production was 13.4 million short tons for the first quarter of 2024, up 0.8 million short tons from the 12.6 million short tons from the same period in the prior year.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, lower the price of RINs and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require or otherwise incentivize higher levels of octane blending, allow for year-round sales of higher blends of ethanol and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were approximately 269 thousand vehicles during the first quarter of 2024, which represented approximately 7.3% of new vehicles sales, up 2.6% from the approximately 262 thousand in 2023. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The IRA, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, section 45Z of the Internal Revenue Code, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our renewable corn oil or low carbon ethanol as feedstock through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and bio-diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business. On April 30, 2024, the U.S. Department of Treasury issued regulatory guidance along with an updated GREET lifecycle assessment model for the SAF tax credit, which included a pathway for U.S. corn ethanol to qualify as a feedstock for SAF if the carbon intensity is lowered through utilization of various technologies and practices, including carbon capture and climate smart agriculture practices.

The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass-based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support electric vehicles from the final rule, but indicated they may move forward with it in a separate rulemaking. The EPA is required to propose RVOs for 2026 and potentially additional years by November of 2024. From time to time, the EPA has delayed the proposed RVOs past the statutory deadlines.
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
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 1, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months of 2022, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. On April 28, 2023, the administration announced emergency waivers for the 2023 summer driving season. On April 19, 2024, the EPA announced emergency waivers for the 2024 driving season, making it the sixth consecutive year that E15 is able to be sold year-round. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states beginning with the 2025 summer driving season, which would have the practical effect of allowing for E15 to be sold year- round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2024 compared to 2023, along with the disposition of our Atkinson, Nebraska ethanol plant in September 2023.
Segment Results
We report the financial and operating performance for the following two operating segments: (1) ethanol production, which includes the production, storage, and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities.
As a result of the Merger, the partnership's operations are included in the ethanol production operating segment. The following changes were made to the company's operating segments:
•The revenue and operating results from fuel storage and transportation services previously disclosed within the partnership segment are now included within the ethanol production segment.
•Intersegment activities between the partnership and Green Plains Trade associated with ethanol storage and transportation services previously treated like third-party transactions and eliminated on a consolidated level are now eliminated within the ethanol production segment.
Intersegment activities between the partnership and Green Plains Trade associated with terminal services transacted with the agribusiness and energy services segment will continue to be eliminated on a consolidated level.
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

The selected operating segment financial information is as follows (in thousands):

	Three Months Ended March 31,		% Variance
	2024	2023
Revenues
Ethanol production
Revenues from external customers	$504,446	$696,613	(27.6)%
Intersegment revenues	1,213	1,105	9.8
Total segment revenues	505,659	697,718	(27.5)
Agribusiness and energy services
Revenues from external customers	92,768	136,336	(32.0)
Intersegment revenues	6,228	6,050	2.9
Total segment revenues	98,996	142,386	(30.5)
Revenues including intersegment activity	604,655	840,104	(28.0)
Intersegment eliminations	(7,441)	(7,155)	4.0
	$597,214	$832,949	(28.3)%

	Three Months Ended March 31,		% Variance
	2024	2023
Cost of goods sold
Ethanol production (1)	$508,302	$706,133	(28.0)%
Agribusiness and energy services	87,986	133,280	(34.0)
Intersegment eliminations	(7,441)	(7,155)	4.0
	$588,847	$832,258	(29.2)%

	Three Months Ended March 31,		% Variance
	2024	2023
Gross margin
Ethanol production (1)	$(2,643)	$(8,415)	(68.6)%
Agribusiness and energy services	11,010	9,106	20.9
	$8,367	$691	*%

	Three Months Ended March 31,		% Variance
	2024	2023
Depreciation and amortization
Ethanol production	$20,534	$23,754	(13.6)%
Agribusiness and energy services	505	813	(37.9)
Corporate activities	448	819	(45.3)
	$21,487	$25,386	(15.4)%

	Three Months Ended March 31,		% Variance
	2024	2023
Operating income (loss)
Ethanol production (2)	$(33,653)	$(41,950)	(19.8)%
Agribusiness and energy services	6,004	4,126	45.5
Corporate activities	(17,240)	(18,716)	(7.9)
	$(44,889)	$(56,540)	(20.6)%
(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $4.2 million for the three months ended March 31, 2024.
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
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2024	2023
Net loss	$(51,122)	$(66,249)	(22.8)%
Interest expense	7,786	9,738	(20.0)
Income tax expense	329	3,429	(90.4)
Depreciation and amortization (1)	21,487	25,386	(15.4)
EBITDA	(21,520)	(27,696)	(22.3)
Proportional share of EBITDA adjustments to equity method investees	45	45	—
Adjusted EBITDA	$(21,475)	$(27,651)	(22.3)%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2024	2023
Adjusted EBITDA
Ethanol production (1)	$(13,621)	$(17,804)	(23.5)%
Agribusiness and energy services	7,056	5,227	35.0
Corporate activities	(14,955)	(15,119)	(1.1)
EBITDA	(21,520)	(27,696)	(22.3)
Proportional share of EBITDA adjustments to equity method investees	45	45	—
	$(21,475)	$(27,651)	(22.3)%

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $4.2 million for the three months ended March 31, 2024.
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Consolidated Results
Consolidated revenues decreased $235.7 million for the three months ended March 31, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, as well as lower distillers grains and renewable corn oil volumes sold, partially offset by higher ethanol volumes sold within our ethanol production segment as described below. Additionally, we had lower revenues within our agribusiness and energy services segment as a result of lower natural gas prices and trading volumes, as well as a decrease in ethanol prices.
Net loss decreased $15.1 million for the three months ended March 31, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment. Adjusted EBITDA increased $6.2 million for the three months ended March 31, 2024 compared with the same period in 2023 primarily due to higher margins in our ethanol production segment. Interest expense decreased $2.0 million for the three months ended March 31, 2024 compared with the same period in 2023 primarily due to lower working capital revolver balances. Income tax expense was $0.3 million for the three months ended March 31, 2024, compared with income tax expense of $3.4 million for the same period in 2023 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the three months ended March 31, 2024.
The following discussion provides greater detail about our first quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2024	2023	% Variance

Ethanol sold
(thousands of gallons)	207,904	206,880	0.5%
Distillers grains sold
(thousands of equivalent dried tons)	469	482	(2.7)
Ultra-High Protein sold
(thousands of tons)	60	52	15.4
Renewable corn oil sold
(thousands of pounds)	66,721	68,011	(1.9)
Corn consumed
(thousands of bushels)	71,274	71,235	0.1%
Revenues in our ethanol production segment decreased $192.1 million for the three months ended March 31, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in decreased revenues of $156.1 million, $32.0 million and $9.3 million, respectively, as well as lower distillers grains and renewable corn oil volumes sold resulting in decreased revenues of $1.4 million and $0.8 million, respectively, partially offset by higher ethanol volumes sold resulting in increased revenues of $2.5 million. Revenues also increased as a result of hedging activities by $4.8 million.
Cost of goods sold in our ethanol production segment decreased $197.8 million for the three months ended March 31, 2024 compared with the same period last year due to lower weighted average corn prices resulting in decreased costs of $174.5 million, as well as lower ethanol volumes purchased and lower utilities of $29.4 million and $28.5 million, respectively, partially offset by higher chemicals and other costs, hedging activities, and higher repair costs of $12.0 million, $11.3 million and $6.5 million, respectively.

Operating loss in our ethanol production segment decreased $8.3 million for the three months ended March 31, 2024 compared with the same period in 2023 primarily due to increased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $20.5 million for the three months ended March 31, 2024, compared with $23.8 million for the same period last year, with the decrease primarily due to certain assets becoming fully depreciated.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $43.4 million while operating income increased $1.9 million for the three months ended March 31, 2024, compared with the same period in 2023. The decrease in revenues was primarily due to lower natural gas prices and trading volumes, as well as a decrease in ethanol prices. The increase in operating income was primarily due to higher grain storage volumes.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $0.3 million for the three months ended March 31, 2024.
Corporate Activities
Operating loss was impacted by a decrease in corporate activities of $1.5 million for the three months ended March 31, 2024 compared with 2023 primarily due to decreased personnel costs.
Liquidity and Capital Resources
Our principal sources of liquidity include cash generated from operating activities and bank credit facilities. We fund our operating expenses and service debt primarily with operating cash flows. Capital resources for maintenance and growth expenditures are funded by a variety of sources, including cash generated from operating activities or from debt and equity capital markets. Our ability to access capital markets for debt under reasonable terms depends on our financial condition, credit ratings and market conditions. We believe that our ability to obtain financing at reasonable rates based on these factors remains sufficient and provides a solid foundation to meet our future liquidity and capital resource requirements.
On March 31, 2024, we had $237.3 million in cash and cash equivalents and $40.1 million in restricted cash. We also had $230.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2024, our subsidiaries had approximately $131.4 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $50.6 million for the three months ended March 31, 2024, compared with net cash used in operating activities of $117.0 million for the same period in 2023. Net cash used in operating activities compared to the prior year decreased primarily due to increases in cash related to accounts payables and inventories. Net cash used in investing activities was $30.2 million for the three months ended March 31, 2024, compared with net cash used in investing activities of $35.4 million for the same period in 2023. Investing activities were primarily affected by lower capital expenditures when compared to the same period in the prior year. Net cash used in financing activities was $20.6 million for the three months ended March 31, 2024, compared with net cash provided by financing activities of $60.5 million for the same period in 2023, primarily due to the extinguishment of non-controlling interest and lower working capital revolver balances when compared to the same period in 2023.
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
We incurred capital expenditures of approximately $21.8 million during the three months ended March 31, 2024, primarily for the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for 2024 is expected to be between $95.0 million and $115.0 million, which is subject to review prior to the initiation of any project. The capital spending estimate does not include the anticipated expenditures related to our carbon capture and sequestration projects, which are expected to be financed through project related financing. The estimate includes additional expenditures to deploy FQT's CST™ technology, as well as expenditures for various other capital projects, which are expected to be financed with cash on hand and by cash provided by operating activities.

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
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares of common stock during the first quarter of 2024.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
We were in compliance with our debt covenants at March 31, 2024. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At March 31, 2024, the outstanding principal balance on the 2.25% notes was $230.0 million.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock. These notes will accrue interest at an annual rate of 11.75% and mature on February 9, 2026.
Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of us, have a $75.0 million secured loan agreement, which matures on September 1, 2035. At March 31, 2024, the outstanding principal balance was $72.8 million on the loan and the interest rate was 5.02%.
Green Plains Partners, through a wholly owned subsidiary, has a secured term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Prepayments totaling $1.5 million were made during the three months ended March 31, 2024. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan is secured by substantially all of the assets of the partnership. As of March 31, 2024, the term loan had a balance of $54.5 million and an interest rate of 13.59%.

We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At March 31, 2024, the outstanding principal balance was $120.0 million on the facility and the interest rate was 8.63%.
Green Plains Commodity Management has an uncommitted $40.0 million secured revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2024, the outstanding principal balance was $10.0 million on the facility and the interest rate was 7.09%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2024.
Refer to Note 8 - Debt in the notes to the consolidated financial statements included herein for more information about our debt.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of March 31, 2024 totaled $90.0 million. As of March 31, 2024, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $168.6 million and future commitments for storage and transportation valued at approximately $19.9 million. Refer to Note 13 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Critical accounting policies, including those relating to derivative financial instruments and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2023.
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

Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At March 31, 2024, we had $622.2 million in debt, $184.5 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.8 million per year.
For additional information related to our debt, see Note 8 – Debt included herein as part of the notes to the consolidated financial statements and Note 12 – Debt included as part of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2024, revenues included net losses of $0.1 million, and cost of goods sold included net gains of $0.4 million associated with derivative financial instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2024, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	903,000	Gallons	$119,258
Corn	310,000	Bushels	$103,714
Distillers grains (2)	2,200	Tons (3)	$25,644
Renewable corn oil	300,000	Pounds	$10,193
Natural gas	26,400	MmBTU	$3,740
(1)Estimated volumes assume production at full capacity.

(2)Includes Ultra-High Protein.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2023, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2023. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the first quarter of 2024:

Period	Total Number of Shares Withheld	Average Price Paid per Share
January 1 - January 31	3,213	$23.16
February 1 - February 28	124,700	23.04
March 1 - March 31	62,310	20.45
Total	190,223	$22.20
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares during the first quarter of 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
4.1	Description of Securities Registered Under Section 12 of the Exchange Act of 1934, as amended.
*10.1	Employment Agreement by and between Green Plains Inc. and Grant Kadavy, dated October 3, 2022.
*10.2	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Grant Kadavy, dated August 2, 2023.
10.3	Green Plains Inc. Restricted Stock Agreement for 2019 Equity Incentive Plan.
10.4	Green Plains Inc. Performance Share Unit Agreement for 2019 Equity Incentive Plan.
10.5
Cooperation Agreement, dated February 6, 2024, by and among Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on February 7, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL.
*Represents management compensatory contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: May 3, 2024	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)