Form 10-Q
period 2024-06-30
Green Plains Inc.
filed 2024-08-06
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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
☐ Yes ☒ No
The registrant had 64,655,091 common stock outstanding as of August 2, 2024.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™ developed by Fluid Quip Technologies, LLC
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
GP Turnkey Tharaldson	GP Turnkey Tharaldson LLC
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc., a wholly owned subsidiary of Green Plains (“Holdings”), with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., Holdings, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSC™	Maximized Stillage Coproducts™ technology developed by Fluid Quip Technologies, LLC
MTBE	Methyl tertiary-butyl ether

RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$195,554	$349,574
Restricted cash	29,540	29,188
Accounts receivable, net of allowances of $293 and $85, respectively	99,067	94,446
Income taxes receivable	1,072	822
Inventories	187,983	215,810
Prepaid expenses and other	20,957	23,118
Derivative financial instruments	17,647	19,772
Total current assets	551,820	732,730
Property and equipment, net of accumulated depreciation and amortization of $721,119 and $686,077, respectively	1,019,359	1,021,928
Operating lease right-of-use assets	73,077	73,993
Other assets	119,344	110,671
Total assets	$1,763,600	$1,939,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$109,329	$186,643
Accrued and other liabilities	52,080	57,029
Derivative financial instruments	16,783	10,577
Operating lease current liabilities	23,863	22,908
Short-term notes payable and other borrowings	124,579	105,973
Current maturities of long-term debt	1,830	1,832
Total current liabilities	328,464	384,962
Long-term debt	483,773	491,918
Operating lease long-term liabilities	52,071	53,879
Other liabilities	18,431	18,507
Total liabilities	882,739	949,266

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 67,460,745 and 62,326,622 shares issued, and 64,655,686 and 59,521,563 shares outstanding, respectively	67	62
Additional paid-in capital	1,212,845	1,113,806
Retained deficit	(311,563)	(235,801)
Accumulated other comprehensive loss	(2,807)	(3,160)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	867,368	843,733
Noncontrolling interests	13,493	146,323
Total stockholders' equity	880,861	990,056
Total liabilities and stockholders' equity	$1,763,600	$1,939,322
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$618,825	$857,632	$1,216,039	$1,690,581

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	581,002	842,161	1,169,849	1,674,419
Selling, general and administrative expenses	33,950	33,325	65,719	65,170
Depreciation and amortization expenses	21,584	24,626	43,071	50,012
Total costs and expenses	636,536	900,112	1,278,639	1,789,601
Operating loss	(17,711)	(42,480)	(62,600)	(99,020)

Other income (expense)
Interest income	1,490	2,771	4,000	5,936
Interest expense	(7,494)	(9,741)	(15,280)	(19,479)
Other, net	345	(161)	794	28
Total other income (expense)	(5,659)	(7,131)	(10,486)	(13,515)
Loss before income taxes and (loss) income from equity method investees	(23,370)	(49,611)	(73,086)	(112,535)
Income tax benefit (expense)	273	1,019	(56)	(2,410)
(Loss) income from equity method investees	(941)	272	(2,018)	376
Net loss	(24,038)	(48,320)	(75,160)	(114,569)
Net income attributable to noncontrolling interests	312	4,284	602	8,359
Net loss attributable to Green Plains	$(24,350)	$(52,604)	$(75,762)	$(122,928)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(0.38)	$(0.89)	$(1.19)	$(2.09)

Weighted average shares outstanding
Basic and diluted	63,933	58,874	63,637	58,714
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(24,038)	$(48,320)	$(75,160)	$(114,569)
Other comprehensive income, net of tax
Unrealized (losses) gains on derivatives arising during the period, net of tax benefit (expense) of $206, ($222), $2,122 and $3,801, respectively	(657)	710	(6,700)	(12,078)
Reclassification of realized losses on derivatives, net of tax benefit of ($550), ($1,134), ($2,232) and ($1,669), respectively	1,748	3,602	7,053	5,303
Total other comprehensive income (loss), net of tax	1,091	4,312	353	(6,775)
Comprehensive income (loss)	(22,947)	(44,008)	(74,807)	(121,344)
Comprehensive income attributable to noncontrolling interests	312	4,284	602	8,359
Comprehensive loss attributable to Green Plains	$(23,259)	$(48,292)	$(75,409)	$(129,703)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(75,160)	$(114,569)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	43,071	50,012
Amortization of debt issuance costs and non-cash interest expense	1,113	1,525
Inventory lower of cost or net realizable value adjustment	—	9,545
Deferred income taxes	(111)	2,131
Stock-based compensation	6,591	6,677
Loss (income) from equity method investees	2,018	(376)
Other	1,625	1,472
Changes in operating assets and liabilities
Accounts receivable	(4,829)	(23,850)
Inventories	27,827	9,947
Derivative financial instruments	8,795	5,121
Prepaid expenses and other assets	2,161	(750)
Accounts payable and accrued liabilities	(80,001)	(115,919)
Current income taxes	837	1,299
Other	346	(698)
Net cash used in operating activities	(65,717)	(168,433)

Cash flows from investing activities
Purchases of property and equipment, net	(39,484)	(48,902)
Investment in equity method investees	(16,023)	(8,696)
Net cash used in investing activities	(55,507)	(57,598)

Cash flows from financing activities
Payments of principal on long-term debt	(7,849)	(2,420)
Proceeds from short-term borrowings	338,384	761,455
Payments on short-term borrowings	(320,185)	(652,740)
Payments on extinguishment of non-controlling interest	(29,196)	—
Payments of transaction costs	(5,951)	—
Payments of dividends and distributions	—	(11,802)
Payments of loan fees	—	(16)
Payments related to tax withholdings for stock-based compensation	(4,587)	(8,938)
Other financing activities	(3,060)	—
Net cash provided by (used in) financing activities	(32,444)	85,539

Net change in cash and cash equivalents, and restricted cash	(153,668)	(140,492)
Cash and cash equivalents, and restricted cash, beginning of period	378,762	500,276
Cash and cash equivalents, and restricted cash, end of period	$225,094	$359,784
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Six Months Ended June 30,
	2024	2023
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$195,554	$312,858
Restricted cash	29,540	46,926
Total cash and cash equivalents, and restricted cash	$225,094	$359,784

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$533	$721
Cash paid for interest	$14,452	$17,717
Capital expenditures in accounts payable	$6,292	$5,979
Issuance of common stock as a result of the Merger	$5	$—
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$133,765	$—
Non-cash ARO additions	$1,037	$2,930
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
Investments in Equity Method Investees
The company's equity method investments, which consist primarily of the company's 50% investment in GP Turnkey Tharaldson, including additional contributions during 2024, totaled $55.1 million and $41.7 million as of June 30, 2024 and December 31, 2023, respectively, and are reflected in other assets on the consolidated balance sheet. Interest capitalized related to our equity method investments for the six months ended June 30, 2024 totaled $0.8 million.

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended June 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	23,279	518	—	23,797
Renewable corn oil	—	—	—	—
Other	15,270	2,056	—	17,326
Intersegment revenues	1,179	75	(1,254)	—
Total revenues from contracts with customers	39,728	2,649	(1,254)	41,123
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	387,096	86,123	—	473,219
Distillers grains	63,845	5,563	—	69,408
Renewable corn oil	33,405	—	—	33,405
Other	1,369	301	—	1,670
Intersegment revenues	—	6,313	(6,313)	—
Total revenues from contracts accounted for as derivatives	485,715	98,300	(6,313)	577,702
Total Revenues	$525,443	$100,949	$(7,567)	$618,825

	Six Months Ended June 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	48,079	518	—	48,597
Renewable corn oil	—	—	—	—
Other	29,617	4,468	—	34,085
Intersegment revenues	2,392	164	(2,556)	—
Total revenues from contracts with customers	80,088	5,150	(2,556)	82,682
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	737,208	159,498	—	896,706
Distillers grains	141,768	15,253	—	157,021
Renewable corn oil	67,565	—	—	67,565
Other	4,473	7,592	—	12,065
Intersegment revenues	—	12,452	(12,452)	—
Total revenues from contracts accounted for as derivatives	951,014	194,795	(12,452)	1,133,357
Total Revenues	$1,031,102	$199,945	$(15,008)	$1,216,039

	Three Months Ended June 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	20,027	—	—	20,027
Renewable corn oil	—	—	—	—
Other	9,473	1,822	—	11,295
Intersegment revenues	1,133	42	(1,175)	—
Total revenues from contracts with customers	30,633	1,864	(1,175)	31,322
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	551,388	118,487	—	669,875
Distillers grains	101,533	11,452	—	112,985
Renewable corn oil	37,725	5	—	37,730
Other	7,656	(1,936)	—	5,720
Intersegment revenues	—	5,951	(5,951)	—
Total revenues from contracts accounted for as derivatives	698,302	133,959	(5,951)	826,310
Total Revenues	$728,935	$135,823	$(7,126)	$857,632

	Six Months Ended June 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	42,594	—	—	42,594
Renewable corn oil	—	—	—	—
Other	19,059	10,272	—	29,331
Intersegment revenues	2,238	94	(2,332)	—
Total revenues from contracts with customers	63,891	10,366	(2,332)	71,925
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,049,575	207,126	—	1,256,701
Distillers grains	215,901	22,815	—	238,716
Renewable corn oil	82,021	721	—	82,742
Other	15,265	25,232	—	40,497
Intersegment revenues	—	11,949	(11,949)	—
Total revenues from contracts accounted for as derivatives	1,362,762	267,843	(11,949)	1,618,656
Total Revenues	$1,426,653	$278,209	$(14,281)	$1,690,581

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customers
Revenues from Customer A represented 13% and 14% of total revenues for the three and six months ended June 30, 2024, respectively, and revenues from Customer B represented 10% of total revenues for the three months ended June 30, 2024, recorded within the ethanol production segment. For the three and six months ended June 30, 2023, Customer A represented 15% and 14% of total revenues, respectively, and revenues from Customer B represented 11% of total revenues for the three months ended June 30, 2023, recorded within the ethanol production segment.

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
Since the company controlled the partnership prior to the Merger and continues to control the partnership after the Merger, the company accounted for the change in its ownership interest in the partnership as an equity transaction during the six months ended June 30, 2024, which is reflected as a reduction of non-controlling interest with a corresponding increase to common stock and additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations as a result of the Merger.
Prior to the effective time of the Merger on January 9, 2024, public unitholders owned a 49.2% limited partner interest, the company owned a 48.8% limited partner interest and a 2.0% general partner interest in the partnership. The earnings of the partnership that were attributed to its common units held by the public for the year ended December 31, 2023 are reflected in net income attributable to non-controlling interest in the consolidated statements of operations. For the six months ended June 30, 2024, the non-controlling interest attributed to the partnership common units held by the public of $133.8 million were recorded as a reduction of non-controlling interest with a corresponding increase to additional paid-in capital.
The company incurred transaction costs of $5.5 million related to the Merger during the six months ended June 30, 2024 and $2.0 million during the year ended December 31, 2023. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$195,554	$—	$195,554
Restricted cash	29,540	—	29,540
Inventories carried at market	—	17,083	17,083
Derivative financial instruments - assets	—	4,614	4,614
Total assets measured at fair value	$225,094	$21,697	$246,791

Liabilities
Accounts payable (1)	$—	$30,144	$30,144
Accrued and other liabilities (2)	—	3,337	3,337
Derivative financial instruments - liabilities	—	16,783	16,783
Other liabilities (2)	—	1,612	1,612
Total liabilities measured at fair value	$—	$51,876	$51,876

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$349,574	$—	$349,574
Restricted cash	29,188	—	29,188
Inventories carried at market	—	45,898	45,898
Derivative financial instruments - assets	—	13,311	13,311
Total assets measured at fair value	$378,762	$59,209	$437,971

Liabilities
Accounts payable (1)	$—	$54,716	$54,716
Accrued and other liabilities (2)	—	9,917	9,917
Derivative financial instruments - liabilities	—	10,577	10,577
Other liabilities (2)	—	659	659
Total liabilities measured at fair value	$—	$75,869	$75,869
(1)Accounts payable is generally stated at historical amounts with the exception of $30.1 million and $54.7 million at June 30, 2024 and December 31, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of June 30, 2024 and December 31, 2023, respectively, accrued and other liabilities includes $3.3 million and $9.9 million and other liabilities includes $1.4 million and $0.7 million of consideration related to potential earn-out payments recorded at fair value.
As of June 30, 2024, the fair value of the company’s debt was approximately $561.8 million compared with a book value of $610.2 million. At December 31, 2023, the fair value of the company’s debt was approximately $585.0 million compared with a book value of $599.7 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $99.1 million and $94.4 million at June 30, 2024 and December 31, 2023, respectively.

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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Ethanol production
Revenues from external customers	$524,264	$727,802	$1,028,710	$1,424,415
Intersegment revenues	1,179	1,133	2,392	2,238
Total segment revenues	525,443	728,935	1,031,102	1,426,653
Agribusiness and energy services
Revenues from external customers	94,561	129,830	187,329	266,166
Intersegment revenues	6,388	5,993	12,616	12,043
Total segment revenues	100,949	135,823	199,945	278,209
Revenues including intersegment activity	626,392	864,758	1,231,047	1,704,862
Intersegment eliminations	(7,567)	(7,126)	(15,008)	(14,281)
	$618,825	$857,632	$1,216,039	$1,690,581

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold
Ethanol production (1)	$495,053	$719,878	$1,003,355	$1,426,011
Agribusiness and energy services	93,516	129,409	181,502	262,689
Intersegment eliminations	(7,567)	(7,126)	(15,008)	(14,281)
	$581,002	$842,161	$1,169,849	$1,674,419

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross margin
Ethanol production (1)	$30,390	$9,057	$27,747	$642
Agribusiness and energy services	7,433	6,414	18,443	15,520
	$37,823	$15,471	$46,190	$16,162

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization
Ethanol production	$20,544	$23,253	$41,078	$47,007
Agribusiness and energy services	497	536	1,002	1,349
Corporate activities	543	837	991	1,656
	$21,584	$24,626	$43,071	$50,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss)
Ethanol production (2)	$(2,213)	$(25,139)	$(35,866)	$(67,089)
Agribusiness and energy services	2,166	2,173	8,170	6,299
Corporate activities	(17,664)	(19,514)	(34,904)	(38,230)
	$(17,711)	$(42,480)	$(62,600)	$(99,020)

(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.

The following table sets forth total assets by operating segment (in thousands):

	June 30, 2024	December 31, 2023
Total assets (1)
Ethanol production	$1,295,412	$1,275,562
Agribusiness and energy services	362,445	413,937
Corporate assets	109,982	254,300
Intersegment eliminations	(4,239)	(4,477)
	$1,763,600	$1,939,322
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. Raw materials and finished goods inventories are valued under the first in, first out (FIFO) or weighted average cost method at the lower of average cost or net realizable value. The company recorded a $2.6 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of December 31, 2023.
The components of inventories are as follows (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$70,922	$73,975
Commodities held for sale	17,083	45,898
Raw materials	32,751	32,820
Work-in-process	14,255	14,454
Supplies and parts	52,972	48,663
	$187,983	$215,810
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2024, the company’s consolidated balance sheet reflected unrealized losses of $2.8 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating loss over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating loss will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	June 30, 2024		December 31, 2023		June 30, 2024	December 31, 2023
Derivative financial instruments - forwards	$4,614	(1)	$13,311	(2)	$16,783	$10,577
Other liabilities	—		—		209	2
Total	$4,614		$13,311		$16,992	$10,579
(1)At June 30, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $13.0 million, which included $0.2 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.8 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$(1,518)	$3,736	$(1,518)
Cost of goods sold	(2,298)	(3,218)	(13,021)	(5,454)
Net loss recognized in loss before income taxes	$(2,298)	$(4,736)	$(9,285)	$(6,972)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commodity contracts	$(863)	$932	$(8,822)	$(15,879)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Exchange-traded futures and options	Revenues	$(146)	$(3,269)	$(1,219)	$(11,145)
Forwards	Revenues	(1,715)	3,967	(4,444)	4,626
Exchange-traded futures and options	Cost of goods sold	8,617	25,367	11,654	33,733
Forwards	Cost of goods sold	(9,559)	(32,713)	(6,691)	(32,287)
Net gain (loss) recognized in income (loss) before income taxes		$(2,803)	$(6,648)	$(700)	$(5,073)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$17,083	$(1,373)	$45,898	$(1,104)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended June 30,
	2024		2023
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Loss on cash flow hedging relationships

Commodity contracts
Amount of loss on exchange-traded futures reclassified from accumulated other comprehensive income into income	$—	$(2,298)	$(1,518)	$(3,218)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	1,014	—	(1,063)
Exchange-traded futures designated as hedging instruments	—	(2,858)	—	1,247
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$—	$(4,142)	$(1,518)	$(3,034)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Six Months Ended June 30,
	2024		2023
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$3,736	$(13,021)	$(1,518)	$(5,454)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(3,347)	—	(10,420)
Exchange-traded futures designated as hedging instruments	—	2,404	—	11,925
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,736	$(13,964)	$(1,518)	$(3,949)
The notional volume of open commodity derivative positions as of June 30, 2024, are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(18,380)				Bushels	Corn
Futures	12,300	(3)			Bushels	Corn
Futures	(660)	(4)			Bushels	Corn
Futures	(3,864)				Gallons	Ethanol
Futures	(34,230)	(3)			Gallons	Ethanol
Futures	(1,958)				MmBTU	Natural Gas
Futures	9,513	(3)			MmBTU	Natural Gas
Futures	(5,760)	(4)			MmBTU	Natural Gas
Futures	13				Tons	Soybean Meal
Options	961				Bushels	Soybeans
Forwards			25,289	—	Bushels	Corn
Forwards			—	(226,298)	Gallons	Ethanol
Forwards			124	(231)	Tons	Distillers Grains
Forwards			—	(58,803)	Pounds	Renewable Corn Oil
Forwards			8,788	(12)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $0.5 million and net gains of $2.3 million for the three and six months ended June 30, 2024, respectively, and net gains of $0.4 million and $4.2 million for the three and six months ended June 30, 2023, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	June 30, 2024	December 31, 2023
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Shenandoah
$75.0 million loan agreement (3)	72,375	73,125
Green Plains Partners
$60.0 million term loan (4)	52,969	55,969
Other	9,465	14,669
Total book value of long-term debt	489,809	498,763
Unamortized debt issuance costs	(4,206)	(5,013)
Less: current maturities of long-term debt	(1,830)	(1,832)
Total long-term debt	$483,773	$491,918
(1)The 2.25% notes had $3.4 million and $4.0 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
(2)The junior notes had $0.3 million and $0.4 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
(3)The loan had $0.3 million of unamortized debt issuance costs as of both June 30, 2024 and December 31, 2023.
(4)The term loan had $0.2 million and $0.3 million of unamortized debt issuance costs as of June 30, 2024 and December 31, 2023, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	June 30, 2024	December 31, 2023
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$120,000	$99,000
Green Plains Commodity Management
$40.0 million hedge line	4,579	6,973
	$124,579	$105,973
Corporate Activities
In March 2021, the company issued an aggregate $230.0 million of 2.25% convertible senior notes due on March 15, 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The 2.25% notes are senior, unsecured obligations of the company. The 2.25% notes are convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and stock (and cash in lieu of fractional shares). However, before September 15, 2026, the 2.25% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption.
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
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million loan agreement with MetLife Real Estate Lending LLC. The loan matures on September 1, 2035 and is secured by substantially all of the assets of the Shenandoah facility. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. The proceeds from the loan were used to add MSC™ technology at the Wood River and Shenandoah facilities as well as other capital expenditures.
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium of 1.5% until the loan is fully drawn. The remaining availability was drawn in the first quarter of 2022. Beginning in the second quarter of 2022, the interest rate premium may be adjusted quarterly from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments are prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At June 30, 2024, the interest rate on the loan was 5.02%.
Green Plains Partners has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. The partnership repurchased $1.0 million of the outstanding notes during the six months ended June 30, 2023. Prepayments totaling $1.5 million and $3.0 million were made during the three and six months ended June 30, 2024, respectively.

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
Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution. The term loan is not guaranteed by the company. At June 30, 2024, the interest rate on the term loan was 13.60%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At June 30, 2024, the interest rate on the Facility was 8.74%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2024, the interest rate on the facility was 7.09%.

Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2024.
Covenant Compliance
The company was in compliance with its debt covenants as of June 30, 2024.
Restricted Net Assets
At June 30, 2024, there were approximately $112.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 5.7 million shares of common stock for issuance pursuant to the plan, of which 2.2 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the six months ended June 30, 2024 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	607,894	$30.79
Granted	454,875	20.32
Forfeited	(5,162)	24.27
Vested	(346,839)	29.38
Non-Vested at June 30, 2024	710,768	$24.82	2.1
Performance Share Awards
On March 13, 2024, March 9, 2023, and March 14, 2022, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company's high-protein initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 4.44%, dividend yields of 0%, expected volatility of 54.6% and a closing stock price on the date of grant of $20.21, resulting in an estimated fair value of $25.23 per share. Performance shares granted in 2023 and 2022 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2024, 2023 and 2022 awards are 1,077,144 performance shares which represents 200% of the 538,572 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.

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
The non-vested performance share award activity for the six months ended June 30, 2024, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	404,740	$30.51
Granted	270,307	23.00
Vested	(136,475)	26.22
Non-Vested at June 30, 2024	538,572	$27.82	1.9
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
The non-vested unit-based awards activity for the six months ended June 30, 2024, is as follows:

	Non-Vested Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	18,549	$12.94
Vested (1)	(18,549)	12.94
Non-Vested at June 30, 2024 (1)	—	$—	0.0
(1)Pursuant to the Merger Agreement, each of these awards became fully vested at the effective time of the Merger on January 9, 2024.
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $3.5 million and $6.6 million for the three and six months ended June 30, 2024, respectively, and $3.8 million and $6.7 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, there was $24.0 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.0 years. The potential tax benefit related to stock-based payment is approximately 23.6% of these expenses.

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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
EPS - basic and diluted
Net loss attributable to Green Plains	$(24,350)	$(52,604)	$(75,762)	$(122,928)
Weighted average shares outstanding - basic and diluted	63,933	58,874	63,637	58,714
EPS - basic and diluted	$(0.38)	$(0.89)	$(1.19)	$(2.09)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	7,713	8,459	7,674	8,528
(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
11.    STOCKHOLDERS’ EQUITY
As a result of the Merger, for the six months ended June 30, 2024, the company issued approximately 4.7 million shares of common stock and recorded par value $0.001 per share, paid cash consideration of $29.2 million, extinguished the non-controlling interest attributed to the partnership common units held by the public of $133.8 million, and capitalized transaction costs of $7.5 million, within additional paid-in capital. Refer to Note 3 - Acquisition included herein for more information.

Components of stockholders’ equity for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	67	1,209,672	(287,213)	(3,898)	2,805	(31,174)	887,454	13,014	900,468
Net loss	—	—	—	(24,350)	—	—	—	(24,350)	312	(24,038)
Other comprehensive loss before reclassification	—	—	—	—	(657)	—	—	(657)	—	(657)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,748	—	—	1,748	—	1,748
Other comprehensive income, net of tax	—	—	—	—	1,091	—	—	1,091	—	1,091
Investment in subsidiaries	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	39	—	3,173	—	—	—	—	3,173	—	3,173
Balance, June 30, 2024	67,461	$67	$1,212,845	$(311,563)	$(2,807)	2,805	$(31,174)	$867,368	$13,493	$880,861

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2023	62,318	62	1,104,519	(212,741)	(37,678)	2,805	(31,174)	822,988	150,049	973,037
Net loss	—	—	—	(52,604)	—	—	—	(52,604)	4,284	(48,320)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(6,497)	(6,497)
Other comprehensive income before reclassification	—	—	—	—	710	—	—	710	—	710
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	3,602	—	—	3,602	—	3,602
Other comprehensive income, net of tax	—	—	—	—	4,312	—	—	4,312	—	4,312
Investment in subsidiaries	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	15	—	3,252	—	—	—	—	3,252	60	3,312
Balance, June 30, 2023	62,333	$62	$1,107,771	$(265,345)	$(33,366)	2,805	$(31,174)	$777,948	$147,904	$925,852
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Classification
	2024	2023	2024	2023
Gains (losses) on cash flow hedges
Commodity derivatives	$—	$(1,518)	$3,736	$(1,518)	(1)
Commodity derivatives	(2,298)	(3,218)	(13,021)	(5,454)	(2)
Total gains (losses) on cash flow hedges	(2,298)	(4,736)	(9,285)	(6,972)	(3)
Income tax benefit	550	1,134	2,232	1,669	(4)
Amounts reclassified from accumulated other comprehensive loss	$(1,748)	$(3,602)	$(7,053)	$(5,303)
(1)Revenues
(2)Costs of goods sold
(3)Loss before income taxes and (loss) income from equity method investees
(4)Income tax benefit (expense)
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
The company recorded income tax benefit of $0.3 million for the three months ended June 30, 2024, compared with income tax benefit of $1.0 million for the same period in 2023. The decrease in the amount of tax benefit recorded for the three months ended June 30, 2024 was primarily due to an increase in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
Unrecognized tax benefits of approximately $51.4 million have been recorded as a reduction of the deferred tax assets associated with the federal tax credit carryforwards, which are currently under audit. The appeals hearing related to the research and development ("R&D") tax credits is scheduled for September 2024. The results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D tax credits for periods under audit and for periods not under audit, which could impact the company's effective tax rate. At this time, the company does not have enough information to be able to estimate the potential financial statement impact.
13.    COMMITMENTS AND CONTINGENCIES
Leases
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 13.4 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$7,110	$6,843	$14,118	$13,589
Variable lease expense (benefit) (1)	350	(176)	664	(307)
Total lease expense	$7,460	$6,667	$14,782	$13,282
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,051	$6,642	$14,039	$12,839

Right-of-use assets obtained in exchange for lease obligations
Operating leases	3,955	6,798	11,118	23,456
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	4.2 years	4.5 years

Weighted average discount rate	5.33%	5.16%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2024 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2024	$14,404
2025	24,520
2026	17,750
2027	13,590
2028	5,957
Thereafter	9,055
Total	85,276
Less: Present value discount	(9,342)
Lease liabilities	$75,934

The company has two additional railcar operating leases anticipated to commence during the third quarter of 2024, with undiscounted future lease payments of approximately $5.9 million and lease terms of five years. These amounts are not included in the tables above.

Other Commitments
As of June 30, 2024, the company had contracted future purchases of grain, distillers grains and natural gas valued at approximately $163.3 million and future commitments for storage and transportation, valued at approximately $19.8 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to be completed in 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases.

Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
14.    SUBSEQUENT EVENT
On August 2, 2024, the company entered into a definitive agreement to sell the unit train terminal in Birmingham, which assets are reported in the ethanol production segment. The company expects the transaction to close in the third quarter and the proceeds will be used to help repay the outstanding balance of the Green Plains Partners term loan.

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2023 or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics, such as the COVID-19 outbreak; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol and biofuels industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; the financial condition of the company’s customers; any non-performance by customers of their contractual obligations; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating sustainable, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to develop and implement proven agricultural, food and industrial biotechnology systems that allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, glucose and dextrose corn syrups, renewable corn oil and more, as well as offering these technologies to the broader biofuels industry.
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
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system, which is our new specialty feed ingredient branded as Sequence™. In 2021, we formed a 50/50 joint venture with Tharaldson Ethanol Plant I LLC (Tharaldson Ethanol), which owns the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in Casselton, North Dakota to produce Ultra-High Protein and increase renewable corn oil yields. These assets completed commissioning and shipped the first commercial quantities during the second quarter of 2024. Including GP Turnkey Tharaldson's capacity, the annual Ultra-High Protein capacity we market is approximately 430 thousand tons.
We began pilot scale batch operations at the FQT CST™ production facility at our Innovation Center at York in the second quarter of 2021, which allows for the production of both food and industrial grade low carbon-intensity glucose and dextrose corn syrups to target applications in food production, renewable chemicals and synthetic biology. The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa is mechanically complete, and we continue to work through process flow adjustments in the commissioning phase, with shipments expected to begin in the third quarter of 2024. We also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demands.
Additionally, we have taken advantage of opportunities to divest certain assets to reallocate capital toward our current growth initiatives. We are focused on generating stable and growing operating margins through our business segments and risk management strategy.
SAF is a drop-in fuel, chemically identical to petroleum-based jet fuel and can be blended into the fuel supply at varying levels. There is an increasing focus on using this fuel to reduce the carbon footprint of air travel. SAF can be produced from vegetable and waste oil feedstocks, such as our renewable corn oil. Additionally, ATJ technologies are emerging and being commercialized that use low-CI ethanol as a feedstock to produce SAF. In January 2023, Green Plains, United Airlines and Tallgrass formed a joint venture, Blue Blade Energy, to develop and then commercialize ATJ SAF technology.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, four with Summit Carbon Solutions and three with Trailblazer CO2 Pipeline LLC, which will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI. We have executed agreements for the future purchase, financing and installation of carbon capture equipment at our three Nebraska plants. We anticipate completion of these Nebraska biorefinery carbon capture projects in the second half of 2025, and Summit Carbon Solutions intends to be operational in the second half of 2026. In addition, we are collaborating with global partners to explore innovative options for carbon use where pipeline transport or direct injection may not be feasible. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the IRA, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.

In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies will combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to create a new process to liberate all available distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global animal feed diets. Our collaboration completed the construction of a facility at Green Plains York and began commissioning during 2024.
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
Strategic Review
The company announced a strategic review process in February 2024 to explore a broad range of opportunities to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings. The Board of Directors continues to progress the strategic review process and has formed a Special Committee to assist the Board with the evaluation of various alternatives. In addition, the company has engaged Bank of America as its financial advisor and Vinson & Elkins LLP as its legal advisor. There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. The company does not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
Birmingham Terminal
On August 2, 2024, the company entered into a definitive agreement to sell the unit train terminal in Birmingham, which assets are reported in the ethanol production segment. The company expects the transaction to close in the third quarter and the proceeds will be used to help repay the outstanding balance of the Green Plains Partners term loan.
Results of Operations
During the second quarter of 2024, we maintained an average utilization rate of approximately 92.6% of capacity, resulting in ethanol production of 208.5 mmg, compared with 194.7 mmg, or 81.5% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five of our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.02 million barrels per day during the second quarter of 2024, which was 1.0% higher than the 1.01 million barrels per day for the same quarter last year. Refiner and blender input volume was 915 thousand barrels per day for the second quarter of 2024, compared with 905 thousand barrels per day for the same quarter last year. Gasoline demand was 2.4% lower than the prior year at 8.9 million barrels per day during the second quarter of 2024. U.S. domestic ethanol ending stocks increased by approximately 1.3 million barrels compared to the prior year, or 5.8%, to 23.6 million barrels as of June 30, 2024. As of this filing, according to Prime the Pump, there were approximately 3,244 retail stations selling E15 year-round.

Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2024, were approximately 817 mmg, up from the 573 mmg for the same period of 2023. Canada was the largest export destination for U.S. ethanol accounting for approximately 34% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom and India accounted for approximately 12% and 11%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.6 to 1.8 billion gallons in 2024, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and high protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal and other protein feed ingredients. Likewise, our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the second quarter of 2024, soybean crush was approximately 525 million bushels, up 9 million bushels from the 516 million bushels crushed during the second quarter of 2023. Soybean oil stocks were 1.6 billion pounds, which was down from the 1.7 billion pounds of stocks as of June 30, 2023. Soybean meal production was 12.4 million short tons for the second quarter of 2024, up slightly from the 12.3 million short tons from the same period in the prior year.
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
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were approximately 330 thousand vehicles during the second quarter of 2024, which represented approximately 8% of new vehicles sales, up 11% year over year. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The IRA, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, section 45Z of the Internal Revenue Code, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF, section 40B of the Internal Revenue Code, of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our renewable corn oil or low carbon ethanol as feedstock through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and bio-diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of EVs, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business. On April 30, 2024, the U.S. Department of Treasury issued regulatory guidance along with an updated GREET lifecycle assessment model for the 40B SAF tax credit, which included a pathway for U.S. corn ethanol to qualify as a feedstock for SAF if the carbon intensity is lowered through utilization of various technologies and practices, including carbon capture and climate smart agriculture practices. On June 22, 2024, the USDA put out a Request for Information on the Production of Biofuel Feedstocks using climate smart practices, which could inform rulemaking for the 45Z Clean Fuel Production Credit.
The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass-based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support EVs from the final rule, but indicated they may move forward with it in a separate rulemaking. The EPA is required to propose RVOs for 2026 and potentially additional years by November of 2024. From time to time, the EPA has delayed the proposed RVOs past the statutory deadlines, and on July 8, 2024, the administration indicated that it intends to propose RVOs for 2026 and potentially additional years in March 2025, and finalize them in December 2025.
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
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2024 driving season marking the sixth consecutive year that E15 is able to be sold year-round nationwide, with the exception of California which has not approved the fuel. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states beginning with the 2025 summer driving season, which would have the practical effect of allowing for E15 to be sold year- round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
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
A string of recent U.S. Supreme Court decisions, namely Loper Bright Enterprises v. Raimondo, SEC v. Jarkesy and Corner Post, Inc. v. Board of Governors of the Federal Reserve, have the potential to redefine the power of federal agencies, as well as overturn the important principle of administrative law called "Chevron deference," based on a landmark case, Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. The Chevron deference was a doctrine of judicial deference to administrative interpretations. The general shift in power from agencies to the judicial system resulting from these decisions could impact various regulatory rules affecting our business in ways that could affect our business, prospects and operations, and our financial performance positively or negatively.
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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2024 compared to 2023, along with the disposition of our Atkinson, Nebraska ethanol plant in September 2023 and losses associated with an extended shut down in spring of 2023 at a facility.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Revenues
Ethanol production
Revenues from external customers	$524,264	$727,802	(28.0)%	$1,028,710	$1,424,415	(27.8)%
Intersegment revenues	1,179	1,133	4.1	2,392	2,238	6.9
Total segment revenues	525,443	728,935	(27.9)	1,031,102	1,426,653	(27.7)
Agribusiness and energy services
Revenues from external customers	94,561	129,830	(27.2)	187,329	266,166	(29.6)
Intersegment revenues	6,388	5,993	6.6	12,616	12,043	4.8
Total segment revenues	100,949	135,823	(25.7)	199,945	278,209	(28.1)
Revenues including intersegment activity	626,392	864,758	(27.6)	1,231,047	1,704,862	(27.8)
Intersegment eliminations	(7,567)	(7,126)	6.2	(15,008)	(14,281)	5.1
	$618,825	$857,632	(27.8)%	$1,216,039	$1,690,581	(28.1)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Cost of goods sold
Ethanol production (1)	$495,053	$719,878	(31.2)%	$1,003,355	$1,426,011	(29.6)%
Agribusiness and energy services	93,516	129,409	(27.7)	181,502	262,689	(30.9)
Intersegment eliminations	(7,567)	(7,126)	6.2	(15,008)	(14,281)	5.1
	$581,002	$842,161	(31.0)%	$1,169,849	$1,674,419	(30.1)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Gross margin
Ethanol production (1)	$30,390	$9,057	235.5%	$27,747	$642	*
Agribusiness and energy services	7,433	6,414	15.9	18,443	15,520	18.8
	$37,823	$15,471	144.5%	$46,190	$16,162	185.8%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Depreciation and amortization
Ethanol production	$20,544	$23,253	(11.7%)	$41,078	$47,007	(12.6%)
Agribusiness and energy services	497	536	(7.3)	1,002	1,349	(25.7)
Corporate activities	543	837	(35.1)	991	1,656	(40.2)
	$21,584	$24,626	(12.4%)	$43,071	$50,012	(13.9%)

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Operating income (loss)
Ethanol production (2)	$(2,213)	$(25,139)	91.2%	$(35,866)	$(67,089)	46.5%
Agribusiness and energy services	2,166	2,173	(0.3)	8,170	6,299	29.7
Corporate activities	(17,664)	(19,514)	9.5	(34,904)	(38,230)	8.7
	$(17,711)	$(42,480)	58.3%	$(62,600)	$(99,020)	36.8%
(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Operating loss for ethanol production includes an inventory lower of average cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.
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
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Net loss	$(24,038)	$(48,320)	50.3%	$(75,160)	$(114,569)	34.4%
Interest expense	7,494	9,741	(23.1)	15,280	19,479	(21.6)
Income tax (benefit) expense	(273)	(1,019)	(73.2)	56	2,410	(97.7)
Depreciation and amortization (1)	21,584	24,626	(12.4)	43,071	50,012	(13.9)
EBITDA	4,767	(14,972)	131.8	(16,753)	(42,668)	60.7
Proportional share of EBITDA adjustments to equity method investees	271	45	*	316	90	251.1
Adjusted EBITDA	$5,038	$(14,927)	133.8%	$(16,437)	$(42,578)	61.4%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2024	2023		2024	2023
Adjusted EBITDA
Ethanol production (1)	$17,952	$(1,141)	*	$4,331	$(18,945)	122.9%
Agribusiness and energy services	3,045	2,871	6.1	10,101	8,098	24.7
Corporate activities	(16,230)	(16,702)	2.8	(31,185)	(31,821)	2.0
EBITDA	4,767	(14,972)	131.8	(16,753)	(42,668)	60.7
Proportional share of EBITDA adjustments to equity method investees	271	45	*	316	90	251.1
	$5,038	$(14,927)	133.8%	$(16,437)	$(42,578)	61.4%

(1)Ethanol production includes an inventory lower of average cost or net realizable value adjustment of $9.5 million for the three and six months ended June 30, 2023.
* Percentage variances not considered meaningful.
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Consolidated Results
Consolidated revenues decreased $238.8 million for the three months ended June 30, 2024 compared with the same period in 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, partially offset by higher volumes sold on ethanol, distillers grains and renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased ethanol and distillers grains trading volumes.
Net loss decreased $24.3 million and adjusted EBITDA increased $20.0 million for the three months ended June 30, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment. Interest expense decreased for the three months ended June 30, 2024 compared with the same period in 2023 primarily due to lower working capital revolver balances. Income tax benefit was $0.3 million for the three months ended June 30, 2024 compared with income tax benefit of $1.0 million for the same period in 2023 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets for the three months ended June 30, 2024.
The following discussion provides greater detail about our second quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2024	2023	% Variance

Ethanol (thousands of gallons)	208,483	194,753	7.0%
Distillers grains (thousands of equivalent dried tons)	463	458	1.1
Ultra-High Protein (thousands of tons)	65	44	47.7
Renewable corn oil (thousands of pounds)	73,630	64,689	13.8
Corn consumed (thousands of bushels)	71,819	67,336	6.7
Revenues in our ethanol production segment decreased $203.5 million for the three months ended June 30, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in decreased revenues of $203.7 million, $38.4 million and $9.5 million, respectively, partially offset by higher ethanol, distillers grain and renewable corn oil volumes sold resulting in increased revenues of $38.9 million, $6.3 million and $5.2 million, respectively. Revenues also decreased as a result of hedging activities by $1.8 million.
Cost of goods sold in our ethanol production segment decreased $224.8 million for the three months ended June 30, 2024 compared with the same period last year primarily due to lower weighted average corn prices, ethanol volumes purchased and utilities, chemicals and other costs including losses associated with an extended plant shutdown in 2023, of $172.4 million, $46.1 million and $34.6 million, respectively, partially offset by higher corn volumes processed resulting in increased costs of $31.4 million. Costs also decreased as a result of hedging activities of $3.3 million.
Operating loss in our ethanol production segment decreased $22.9 million for the three months ended June 30, 2024 compared with the same period in 2023 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $20.5 million for the three months ended June 30, 2024, compared with $23.3 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $34.9 million while operating income remained consistent for the three months ended June 30, 2024 compared with the same period in 2023. The decrease in revenues was primarily due to a decrease in ethanol and distillers grains trading prices, partially offset by an increase in natural gas trading volumes.
Intersegment Eliminations
Intersegment eliminations of revenues was relatively consistent for the three months ended June 30, 2024 compared with the same period in 2023.
Corporate Activities
Operating income was impacted by a decrease in corporate activities of $1.9 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased personnel costs during the three months ended June 30, 2024.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Consolidated Results
Consolidated revenues decreased $474.5 million for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, partially offset by higher volumes sold on ethanol, distillers grains (including Ultra-High Protein) and renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment as a result of decreased trading volumes.
Net loss decreased $39.4 million for the six months ended June 30, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment, higher trading margins in our agribusiness and energy services segment and decreased depreciation expense. Adjusted EBITDA increased $26.1 million for the six months ended June 30, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment. Interest expense decreased $4.2 million for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to lower working capital revolver balances. Income tax expense was $0.1 million for the six months ended June 30, 2024, compared with income tax expense of $2.4 million for the same period in 2023 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the six months ended June 30, 2024.

The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2024	2023	% Variance

Ethanol (thousands of gallons)	416,387	401,633	3.7%
Distillers grains (thousands of equivalent dried tons)	932	940	(0.9)
Ultra-High Protein (thousands of tons)	125	96	30.2
Renewable corn oil (thousands of pounds)	140,351	132,700	5.8
Corn consumed (thousands of bushels)	143,093	138,571	3.3
Revenues in our ethanol production segment decreased $395.6 million for the six months ended June 30, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains, and renewable corn oil resulting in decreased revenues of $357.3 million, $70.7 million, and $19.2 million, respectively, partially offset by higher ethanol, distillers grains (including Ultra-High Protein), and renewable corn oil volumes sold resulting in increased revenues of $38.8 million, $5.1 million and $4.7 million, respectively. Revenues also increased as a result of hedging activities by $3.0 million.
Cost of goods sold in our ethanol production segment decreased $422.7 million for the six months ended June 30, 2024 compared with the same period last year primarily due to lower weighted average corn prices resulting in $346.9 million in decreased costs, lower ethanol volumes purchased of $75.4 million, lower utilities costs of $52.7 million and lower freight costs of $6.8 million, partially offset by higher corn volumes processed resulting in increased corn costs of $31.7 million and hedging activities of $8.1 million.
Operating loss decreased $31.2 million for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to increased margins in ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $41.1 million for the six months ended June 30, 2024, compared with $47.0 million for the same period last year, with the decrease primarily due to certain assets becoming fully depreciated.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $78.3 million while operating income increased $1.9 million for the six months ended June 30, 2024 compared with the same period in 2023. The decrease in revenues was primarily due to a decrease in ethanol, natural gas and distillers grains trading prices. Operating income increased primarily as a result of higher grain storage volumes.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $0.7 million for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to increased corn origination fees paid to the agribusiness and energy services segment as a result of higher corn volumes processed.
Corporate Activities
Operating loss was impacted by a decrease in corporate activities of $3.3 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased personnel costs.
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
On June 30, 2024, we had $195.6 million in cash and cash equivalents and $29.5 million in restricted cash. We also had $219.6 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2024, our subsidiaries had approximately $112.8 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $65.7 million for the six months ended June 30, 2024, compared with net cash used in operating activities of $168.4 million for the same period in 2023. Net cash used in operating activities compared to the prior year was primarily affected by a lower net loss as well as a decrease in cash used related to lower payments of accounts payables and for inventory when compared to the same period of the prior year. Net cash used in investing activities was $55.5 million for the six months ended June 30, 2024 compared with net cash used in investing activities of $57.6 million for the same period in 2023. Investing activities compared to the prior year were primarily affected by a decrease in capital expenditures partially offset by an increase in investments in equity method investments. Net cash used in financing activities was $32.4 million for the six months ended June 30, 2024 compared with net cash provided by financing activities of $85.5 million for the same period in 2023, primarily due to lower net proceeds from short-term borrowing arrangements and the extinguishment of non-controlling interest when compared to the same period in 2023.
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
We incurred net capital expenditures of approximately $39.5 million during the six months ended June 30, 2024, primarily for the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for the remainder of 2024 is expected to be between $50.0 million and $70.0 million, which is subject to review prior to the initiation of any project. This excludes an estimated $110 million of additional expenditures related to our carbon capture and sequestration projects expected to occur in 2024 and 2025 and to be funded through project related financing. The 2024 estimate includes additional expenditures to deploy FQT's CST™ technology, as well as expenditures for various other capital projects, which are expected to be financed with cash on hand and with cash provided by operating activities.
Our business is highly sensitive to the price of commodities, particularly for corn, ethanol, distillers grains (including Ultra-High Protein), renewable corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares of common stock during the second quarter of 2024.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
We were in compliance with our debt covenants at June 30, 2024. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At June 30, 2024, the outstanding principal balance on the 2.25% notes was $230.0 million.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock. These notes accrue interest at an annual rate of 11.75% and will mature on February 9, 2026.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. At June 30, 2024, the outstanding principal balance was $72.4 million on the loan and the interest rate was 5.02%.
Green Plains Partners, through a wholly owned subsidiary, has a secured term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Prepayments totaling $1.5 million and $3.0 million were made during the three and six months ended June 30, 2024, respectively. Interest on the term loan is based on 3-month SOFR plus 8.26%, and is payable on the 15th day of each March, June, September and December. As of June 30, 2024, the term loan had a balance of $53.0 million and an interest rate of 13.60%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At June 30, 2024, the outstanding principal balance was $120.0 million on the facility and the interest rate was 8.74%.
Green Plains Commodity Management has an uncommitted $40.0 million secured revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2024, the outstanding principal balance was $4.6 million on the facility and the interest rate was 7.09%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2024.

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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of June 30, 2024 totaled $91.2 million. As of June 30, 2024, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $163.3 million and future commitments for storage and transportation valued at approximately $19.8 million. Refer to Note 13 – Commitments and Contingencies included in the notes to the consolidated financial statements included herein for more information.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At June 30, 2024, we had $614.4 million in debt, $177.5 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.8 million per year.
For additional information related to our debt, see Note 8 – Debt included herein as part of the notes to the consolidated financial statements and Note 12 – Debt included as part of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2023.
Commodity Price Risk
Our business is highly sensitive to commodity price risk, particularly for ethanol, corn, distillers grains (including Ultra-High Protein), renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Distillers grains and Ultra-High Protein prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Renewable corn oil prices are impacted by prices for renewable diesel fuel, diesel fuel and competing feedstocks. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.

To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended June 30, 2024, revenues included net losses of $1.8 million, while cost of goods sold included net losses of $6.1 million, and during the six months ended June 30, 2024, revenues included net losses of $1.9 million, and cost of goods sold included net losses of $5.7 million, associated with derivative financial instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2024, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	903,000	Gallons	$112,136
Corn	310,000	Bushels	$98,483
Distillers grains (2)	2,200	Tons (3)	$25,927
Renewable corn oil	300,000	Pounds	$9,196
Natural gas	26,400	MmBTU	$4,568
(1)Estimated volumes assume production at full capacity.
(2)Includes Ultra-High Protein.
(3)Distillers grains quantities are stated on an equivalent dried ton basis.
Agribusiness and Energy Services Segment
In the agribusiness and energy services segment, our physical purchase and sale contracts and derivatives are marked to market. Our inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. To reduce commodity price risk caused by market fluctuations for purchase and sale commitments of grain and grain held in inventory, we enter into exchange-traded futures and options contracts that serve as economic hedges.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the second quarter of 2024:

Period	Total Number of Shares Withheld	Average Price Paid per Share
April 1 - April 30	—	$—
May 1 - May 31	7,491	30.78
June 1 - June 30	—	—
Total	7,491	$30.78
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares during the second quarter of 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1	Modification to the Loan Agreement, dated May 24, 2024, by and among Green Plains Wood River LLC, and Green Plains Shenandoah, LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: August 6, 2024	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)