Form 10-Q
period 2024-09-30
Green Plains Inc.
filed 2024-10-31
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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
☐ Yes ☒ No
The registrant had 64,651,183 common stock outstanding as of October 28, 2024.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$227,460	$349,574
Restricted cash	24,500	29,188
Accounts receivable, net of allowances of $293 and $85, respectively	74,738	94,446
Income taxes receivable	737	822
Inventories	193,596	215,810
Prepaid expenses and other	16,352	23,118
Derivative financial instruments	23,984	19,772
Total current assets	561,367	732,730
Property and equipment, net of accumulated depreciation and amortization of $730,948 and $686,077, respectively	1,025,448	1,021,928
Operating lease right-of-use assets	71,066	73,993
Other assets	102,073	110,671
Total assets	$1,759,954	$1,939,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,227	$186,643
Accrued and other liabilities	50,081	57,029
Derivative financial instruments	9,169	10,577
Operating lease current liabilities	23,654	22,908
Short-term notes payable and other borrowings	123,116	105,973
Current maturities of long-term debt	1,875	1,832
Total current liabilities	316,122	384,962
Long-term debt	431,189	491,918
Operating lease long-term liabilities	49,194	53,879
Other liabilities	24,488	18,507
Total liabilities	820,993	949,266

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 67,457,478 and 62,326,622 shares issued, and 64,652,419 and 59,521,563 shares outstanding, respectively	67	62
Additional paid-in capital	1,216,399	1,113,806
Retained deficit	(263,363)	(235,801)
Accumulated other comprehensive income (loss)	3,583	(3,160)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	925,512	843,733
Noncontrolling interests	13,449	146,323
Total stockholders' equity	938,961	990,056
Total liabilities and stockholders' equity	$1,759,954	$1,939,322
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$658,735	$892,770	$1,874,774	$2,583,351

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	580,626	818,008	1,750,475	2,492,427
Selling, general and administrative expenses	26,710	35,340	92,429	100,510
Gain on sale of assets	(30,723)	(5,651)	(30,723)	(5,651)
Depreciation and amortization expenses	26,070	23,899	69,141	73,911
Total costs and expenses	602,683	871,596	1,881,322	2,661,197
Operating income (loss)	56,052	21,174	(6,548)	(77,846)

Other income (expense)
Interest income	1,737	2,467	5,737	8,403
Interest expense	(10,089)	(9,550)	(25,369)	(29,029)
Other, net	478	4,282	1,272	4,310
Total other income (expense)	(7,874)	(2,801)	(18,360)	(16,316)
Income (loss) before income taxes and income (loss) from equity method investees	48,178	18,373	(24,908)	(94,162)
Income tax benefit	825	7,763	769	5,353
Income (loss) from equity method investees, net of income taxes	(366)	156	(2,384)	532
Net income (loss)	48,637	26,292	(26,523)	(88,277)
Net income attributable to noncontrolling interests	437	3,981	1,039	12,340
Net income (loss) attributable to Green Plains	$48,200	$22,311	$(27,562)	$(100,617)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$0.75	$0.38	$(0.43)	$(1.71)
Net income (loss) attributable to Green Plains - diluted	$0.69	$0.35	$(0.43)	$(1.71)

Weighted average shares outstanding
Basic	63,946	58,910	63,741	58,780
Diluted	71,660	67,402	63,741	58,780
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$48,637	$26,292	$(26,523)	$(88,277)
Other comprehensive income, net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of ($121), ($4,547), $2,001 and ($746), respectively	338	14,469	(6,362)	2,391
Reclassification of realized losses on derivatives, net of tax benefit of ($1,890), ($3,384), ($4,122) and ($5,053), respectively	6,052	10,767	13,105	16,070
Total other comprehensive income, net of tax	6,390	25,236	6,743	18,461
Comprehensive income (loss)	55,027	51,528	(19,780)	(69,816)
Comprehensive income attributable to noncontrolling interests	437	3,981	1,039	12,340
Comprehensive income (loss) attributable to Green Plains	$54,590	$47,547	$(20,819)	$(82,156)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,523)	$(88,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	69,141	73,911
Amortization of debt issuance costs and non-cash interest expense	1,758	2,172
Gain on sale of assets	(30,723)	(5,651)
Inventory lower of cost or net realizable value adjustment	10,086	1,663
Loss on extinguishment of debt	1,763	—
Deferred income taxes	(2,122)	(5,799)
Stock-based compensation	10,162	9,413
Loss (income) from equity method investees, net of income taxes	2,384	(532)
Other	404	1,374
Changes in operating assets and liabilities before effects of asset dispositions
Accounts receivable	19,185	(34,180)
Inventories	12,837	65,480
Derivative financial instruments	3,245	2,187
Prepaid expenses and other assets	5,541	(3,635)
Accounts payable and accrued liabilities	(80,514)	(76,134)
Current income taxes	577	1,094
Other	(197)	1,528
Net cash used in operating activities	(2,996)	(55,386)

Cash flows from investing activities
Purchases of property and equipment, net	(67,825)	(77,876)
Proceeds from the sale of assets	48,879	25,106
Investment in equity method investees	(15,672)	(16,299)
Net cash used in investing activities	(34,618)	(69,069)

Cash flows from financing activities
Payments of principal on long-term debt	(61,230)	(4,325)
Proceeds from short-term borrowings	544,525	1,027,268
Payments on short-term borrowings	(528,128)	(1,006,163)
Payments on extinguishment of non-controlling interest	(29,196)	—
Payments of transaction costs	(5,951)	—
Payments of dividends and distributions	—	(17,465)
Payments of loan fees	(1,544)	(16)
Payments related to tax withholdings for stock-based compensation	(4,604)	(8,960)
Other financing activities	(3,060)	—
Net cash used in financing activities	(89,188)	(9,661)

Net change in cash and cash equivalents, and restricted cash	(126,802)	(134,116)
Cash and cash equivalents, and restricted cash, beginning of period	378,762	500,276
Cash and cash equivalents, and restricted cash, end of period	$251,960	$366,160
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Nine Months Ended September 30,
	2024	2023
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$227,460	$326,701
Restricted cash	24,500	39,459
Total cash and cash equivalents, and restricted cash	$251,960	$366,160

Supplemental investing activities
Assets disposed of in sale	$21,358	$22,314
Less: liabilities relinquished	(3,456)	(3,984)
Net assets disposed	$17,902	$18,330

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$631	$787
Cash paid for interest	$25,608	$28,160
Capital expenditures in accounts payable	$6,103	$3,940
Capital expenditures in other liabilities	$7,213	$—
Issuance of common stock as a result of the Merger	$5	$—
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$133,765	$—
Non-cash ARO additions	$1,460	$2,777
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts, and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity basis.
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 3 – Merger and Dispositions included herein for more information.
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
Cash and Cash Equivalents
Cash and cash equivalents include bank deposits as well as short-term, highly liquid investments with original maturities of three months or less.
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
Sales of ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities by the company’s marketing business are recognized when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the transfer of control of products or services. Revenues related to marketing for third parties are presented on a gross basis as the company controls the product prior to the sale to the end customer, takes title of the product and has inventory risk. Unearned revenue is recorded for goods in transit when the company has received payment, but control has not yet been transferred to the customer. Revenues for receiving, storing, transferring and transporting ethanol and other fuels are recognized when the product is delivered to the customer.
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
Shipping and Handling Costs
The company accounts for shipping and handling activities related to contracts with customers as costs to fulfill its promise to transfer the associated products. Accordingly, the company records customer payments associated with shipping and handling costs as a component of revenue and classifies such costs as a component of cost of goods sold.
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
Investments in Equity Method Investees
The company's equity method investments, which consist primarily of the company's 50% investment in GP Turnkey Tharaldson, including additional contributions during 2024, totaled $53.3 million and $41.7 million as of September 30, 2024 and December 31, 2023, respectively, and are reflected in other assets on the consolidated balance sheet. Interest capitalized related to our equity method investments for the nine months ended September 30, 2024 totaled $0.8 million.
Recent Accounting Pronouncements
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

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended September 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	19,597	4,521	—	24,118
Renewable corn oil	—	—	—	—
Other	12,919	2,015	—	14,934
Intersegment revenues	1,075	69	(1,144)	—
Total revenues from contracts with customers	33,591	6,605	(1,144)	39,052
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	439,981	76,014	—	515,995
Distillers grains	53,915	8,618	—	62,533
Renewable corn oil	35,859	3,346	—	39,205
Other	1,293	657	—	1,950
Intersegment revenues	—	6,620	(6,620)	—
Total revenues from contracts accounted for as derivatives	531,048	95,255	(6,620)	619,683
Total Revenues	$564,639	$101,860	$(7,764)	$658,735

	Nine Months Ended September 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	67,676	5,039	—	72,715
Renewable corn oil	—	—	—	—
Other	42,536	6,483	—	49,019
Intersegment revenues	3,467	233	(3,700)	—
Total revenues from contracts with customers	113,679	11,755	(3,700)	121,734
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,177,189	235,512	—	1,412,701
Distillers grains	195,683	23,871	—	219,554
Renewable corn oil	103,424	3,346	—	106,770
Other	5,766	8,249	—	14,015
Intersegment revenues	—	19,072	(19,072)	—
Total revenues from contracts accounted for as derivatives	1,482,062	290,050	(19,072)	1,753,040
Total Revenues	$1,595,741	$301,805	$(22,772)	$1,874,774

	Three Months Ended September 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	22,664	—	—	22,664
Renewable corn oil	—	—	—	—
Other	6,809	3,437	—	10,246
Intersegment revenues	1,208	57	(1,265)	—
Total revenues from contracts with customers	30,681	3,494	(1,265)	32,910
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	607,113	99,008	—	706,121
Distillers grains	81,288	5,900	—	87,188
Renewable corn oil	49,872	7,327	—	57,199
Other	6,575	2,777	—	9,352
Intersegment revenues	—	6,575	(6,575)	—
Total revenues from contracts accounted for as derivatives	744,848	121,587	(6,575)	859,860
Total Revenues	$775,529	$125,081	$(7,840)	$892,770

	Nine Months Ended September 30, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	65,258	—	—	65,258
Renewable corn oil	—	—	—	—
Other	25,868	13,709	—	39,577
Intersegment revenues	3,446	151	(3,597)	—
Total revenues from contracts with customers	94,572	13,860	(3,597)	104,835
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,656,688	306,134	—	1,962,822
Distillers grains	297,189	28,715	—	325,904
Renewable corn oil	131,893	8,048	—	139,941
Other	21,840	28,009	—	49,849
Intersegment revenues	—	18,524	(18,524)	—
Total revenues from contracts accounted for as derivatives	2,107,610	389,430	(18,524)	2,478,516
Total Revenues	$2,202,182	$403,290	$(22,121)	$2,583,351

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customers
Revenues from Customer A represented 13% of total revenues for both the three and nine months ended September 30, 2024 recorded within the ethanol production segment. For both the three and nine months ended September 30, 2023, Customer A represented 14% of total revenues recorded within the ethanol production segment.
3.    MERGER AND DISPOSITIONS
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
Since the company controlled the partnership prior to the Merger and continues to control the partnership after the Merger, the company accounted for the change in its ownership interest in the partnership as an equity transaction during the nine months ended September 30, 2024, which is reflected as a reduction of non-controlling interest with a corresponding increase to common stock and additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations as a result of the Merger.
Prior to the effective time of the Merger on January 9, 2024, public unitholders owned a 49.2% limited partner interest, the company owned a 48.8% limited partner interest and a 2.0% general partner interest in the partnership. The earnings of the partnership that were attributed to its common units held by the public for the year ended December 31, 2023 are reflected in net income attributable to non-controlling interest in the consolidated statements of operations. For the nine months ended September 30, 2024, the non-controlling interest attributed to the partnership common units held by the public of $133.8 million were recorded as a reduction of non-controlling interest with a corresponding increase to additional paid-in capital.
The company incurred transaction costs of $5.5 million related to the Merger during the nine months ended September 30, 2024 and $2.0 million during the year ended December 31, 2023. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
Disposition of Birmingham Terminal
On September 30, 2024, the company completed the sale of the terminal located in Birmingham, Alabama and certain related assets and transfer of liabilities (the "Birmingham Transaction") for a sale price of $47.5 million, plus working capital of $1.4 million. The company recorded a pretax gain on the sale of $30.7 million. The proceeds from the sale were used to repay the outstanding balance of the Green Plains Partners term loan due July 20, 2026.

The assets sold and liabilities transferred of the Birmingham Transaction at closing on September 30, 2024 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Accounts receivable	$315
Prepaid expenses and other	1,225
Property and equipment	7,012
Operating lease right-of-use assets	2,208
Goodwill	10,598

Accounts payable	(112)
Accrued and other liabilities	(49)
Operating lease current liabilities	(427)
Operating lease long-term liabilities	(2,312)
Other liabilities	(556)
Total identifiable net assets disposed	17,902
The amounts reflected above represent amounts subject to post-closing working capital adjustments, which had not yet occurred as of September 30, 2024.
Disposition of the Atkinson Ethanol Plant
On September 7, 2023, the company completed the sale of the plant located in Atkinson, Nebraska and certain related assets and transfer of liabilities (the "Atkinson Transaction") for a sale price of $22.9 million, plus working capital of $1.1 million. Correspondingly, the company entered into a separate asset purchase agreement with the partnership for $2.1 million to acquire the storage assets and the associated railcar operating leases. The divested assets were reported within the company’s ethanol production and agribusiness and energy services segments. The company recorded a pretax gain on the sale of the Atkinson plant of $4.1 million recorded within corporate activities.
The assets sold and liabilities transferred of the Atkinson Transaction at closing on September 7, 2023 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	3,164
Prepaid expenses and other	423
Property and equipment	15,199
Operating lease right-of-use assets	3,428

Accrued and other liabilities	(162)
Operating lease current liabilities	(1,332)
Operating lease long-term liabilities	(2,096)
Other liabilities	(189)
Total identifiable net assets disposed	18,435
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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$227,460	$—	$227,460
Restricted cash	24,500	—	24,500
Inventories carried at market	—	32,336	32,336
Derivative financial instruments - assets	—	6,554	6,554
Other assets	—	15	15
Total assets measured at fair value	$251,960	$38,905	$290,865

Liabilities
Accounts payable (1)	$—	$20,794	$20,794
Accrued and other liabilities (2)	—	2,094	2,094
Derivative financial instruments - liabilities	—	9,169	9,169
Other liabilities (2)	—	1,138	1,138
Total liabilities measured at fair value	$—	$33,195	$33,195

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$349,574	$—	$349,574
Restricted cash	29,188	—	29,188
Inventories carried at market	—	45,898	45,898
Derivative financial instruments - assets	—	13,311	13,311
Total assets measured at fair value	$378,762	$59,209	$437,971

Liabilities
Accounts payable (1)	$—	$54,716	$54,716
Accrued and other liabilities (2)	—	9,917	9,917
Derivative financial instruments - liabilities	—	10,577	10,577
Other liabilities (2)	—	659	659
Total liabilities measured at fair value	$—	$75,869	$75,869
(1)Accounts payable is generally stated at historical amounts with the exception of $20.8 million and $54.7 million at September 30, 2024 and December 31, 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of September 30, 2024 and December 31, 2023, respectively, accrued and other liabilities includes $2.1 million and $9.9 million and other liabilities includes $1.0 million and $0.7 million of consideration related to potential earn-out payments recorded at fair value.
As of September 30, 2024, the fair value of the company’s debt was approximately $509.8 million compared with a book value of $556.2 million. At December 31, 2023, the fair value of the company’s debt was approximately $585.0 million compared with a book value of $599.7 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $74.7 million and $94.4 million at September 30, 2024 and December 31, 2023, respectively.
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
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment, as well as gain on sale of assets.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Ethanol production
Revenues from external customers	$563,564	$774,321	$1,592,274	$2,198,736
Intersegment revenues	1,075	1,208	3,467	3,446
Total segment revenues	564,639	775,529	1,595,741	2,202,182
Agribusiness and energy services
Revenues from external customers	95,171	118,449	282,500	384,615
Intersegment revenues	6,689	6,632	19,305	18,675
Total segment revenues	101,860	125,081	301,805	403,290
Revenues including intersegment activity	666,499	900,610	1,897,546	2,605,472
Intersegment eliminations	(7,764)	(7,840)	(22,772)	(22,121)
	$658,735	$892,770	$1,874,774	$2,583,351
Refer to Note 2 – Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold
Ethanol production (1)	$498,326	$716,556	$1,501,681	$2,142,567
Agribusiness and energy services	90,064	109,292	271,566	371,981
Intersegment eliminations	(7,764)	(7,840)	(22,772)	(22,121)
	$580,626	$818,008	$1,750,475	$2,492,427

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross margin
Ethanol production (1) (3)	$66,313	$58,973	$94,060	$59,615
Agribusiness and energy services	11,796	15,789	30,239	31,309
	$78,109	$74,762	$124,299	$90,924

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization
Ethanol production	$21,444	$22,596	$62,522	$69,603
Agribusiness and energy services	505	534	1,507	1,883
Corporate activities (2)	4,121	769	5,112	2,425
	$26,070	$23,899	$69,141	$73,911

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)
Ethanol production (3)	$35,240	$23,931	$(626)	$(43,158)
Agribusiness and energy services	7,830	11,313	16,000	17,612
Corporate activities (4)	12,982	(14,070)	(21,922)	(52,300)
	$56,052	$21,174	$(6,548)	$(77,846)

(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the three and nine months ended September 30, 2024.
(3)Ethanol production includes an inventory lower of average cost or net realizable value adjustment of $10.1 million for the three and nine months ended September 30, 2024 and of $1.7 million for the three and nine months ended September 30, 2023.
(4)Corporate activities include a pretax gain on sale of assets of $30.7 million for the three and nine months ended September 30, 2024 and of $5.7 million for the three and nine months ended September 30, 2023.
The following table sets forth total assets by operating segment (in thousands):

	September 30, 2024	December 31, 2023
Total assets (1)
Ethanol production	$1,300,845	$1,275,562
Agribusiness and energy services	301,409	413,937
Corporate assets	159,870	254,300
Intersegment eliminations	(2,170)	(4,477)
	$1,759,954	$1,939,322
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. Raw materials and finished goods inventories are valued under the first in, first out (FIFO) or weighted average cost method at the lower of average cost or net realizable value. The company recorded a $10.1 million and $2.6 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of September 30, 2024 and December 31, 2023, respectively.
The components of inventories are as follows (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$63,327	$73,975
Commodities held for sale	32,336	45,898
Raw materials	29,430	32,820
Work-in-process	12,677	14,454
Supplies and parts	55,826	48,663
	$193,596	$215,810
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2024, the company’s consolidated balance sheet reflected unrealized gains of $3.6 million, net of tax, in accumulated other comprehensive income. The company expects these items will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	September 30, 2024		December 31, 2023		September 30, 2024	December 31, 2023
Derivative financial instruments - forwards	$6,554	(1)	$13,311	(2)	$9,169	$10,577
Other assets	15		—		—	—
Other liabilities	—		—		174	2
Total	$6,569		$13,311		$9,343	$10,579
(1)At September 30, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $17.4 million, which included $6.5 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $1.3 million of unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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
Refer to Note 4 – Fair Value Disclosures, which contains fair value information related to derivative financial instruments.

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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$5,146	$(917)	$8,882	$(2,435)
Cost of goods sold	(13,088)	(13,234)	(26,109)	(18,688)
Net loss recognized in income (loss) before income taxes	$(7,942)	$(14,151)	$(17,227)	$(21,123)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commodity contracts	$459	$19,016	$(8,363)	$3,137
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Exchange-traded futures and options	Revenues	$10,253	$3,484	$9,034	$(7,661)
Forwards	Revenues	708	121	(3,736)	4,747
Exchange-traded futures and options	Cost of goods sold	4,555	295	16,209	34,028
Forwards	Cost of goods sold	6,781	23,347	90	(8,940)
Net gain (loss) recognized in income (loss) before income taxes		$22,297	$27,247	$21,597	$22,174

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	September 30, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$32,336	$3,182	$45,898	$(1,104)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended September 30,
	2024		2023
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$5,146	$(13,088)	$(917)	$(13,234)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	3,611	—	1,135
Exchange-traded futures designated as hedging instruments	—	(2,485)	—	(1,122)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$5,146	$(11,962)	$(917)	$(13,221)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Nine Months Ended September 30,
	2024		2023
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$8,882	$(26,109)	$(2,435)	$(18,688)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	264	—	(9,286)
Exchange-traded futures designated as hedging instruments	—	(81)	—	10,803
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$8,882	$(25,926)	$(2,435)	$(17,171)
The notional volume of open commodity derivative positions as of September 30, 2024, are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(2,245)				Bushels	Corn
Futures	23,210	(3)			Bushels	Corn
Futures	(3,520)	(4)			Bushels	Corn
Futures	(75,474)				Gallons	Ethanol
Futures	(71,820)	(3)			Gallons	Ethanol
Futures	(458)				MmBTU	Natural Gas
Futures	7,210	(3)			MmBTU	Natural Gas
Futures	(5,873)	(4)			MmBTU	Natural Gas
Futures	(2)				Tons	Soybean Meal
Options	2,229				Bushels	Corn
Options	(3,384)				Bushels	Soybeans
Options	3				Tons	Soybean Meal
Options	765				MmBTU	Natural Gas
Forwards			26,120	—	Bushels	Corn
Forwards			16,704	(202,175)	Gallons	Ethanol
Forwards			101	(300)	Tons	Distillers Grains
Forwards			—	(52,163)	Pounds	Renewable Corn Oil
Forwards			8,329	(317)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $1.0 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, and net losses of $0.1 million and net gains of $4.1 million for the three and nine months ended September 30, 2023, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	September 30, 2024	December 31, 2023
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Shenandoah
$75.0 million loan agreement (3)	72,000	73,125
Green Plains Partners
$60.0 million term loan (4)	—	55,969
Other	9,647	14,669
Total book value of long-term debt	436,647	498,763
Unamortized debt issuance costs	(3,583)	(5,013)
Less: current maturities of long-term debt	(1,875)	(1,832)
Total long-term debt	$431,189	$491,918
(1)The 2.25% notes had $3.0 million and $4.0 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively.
(2)The junior notes had $0.3 million and $0.4 million of unamortized debt issuance costs as of September 30, 2024 and December 31, 2023, respectively.
(3)The loan had $0.3 million of unamortized debt issuance costs as of both September 30, 2024 and December 31, 2023.
(4)Proceeds from the Birmingham Transaction were used to repay the outstanding balance of the term loan on September 30, 2024. The term loan had $0.3 million of unamortized debt issuance costs as of December 31, 2023.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2024	December 31, 2023
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$109,000	$99,000
Green Plains Commodity Management
$40.0 million hedge line	14,116	6,973
	$123,116	$105,973
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
The loan bears interest at a fixed rate of 5.02% plus an interest rate premium, subject to quarterly adjustments, of 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At September 30, 2024, the interest rate on the loan was 5.52%.
Green Plains Partners had a term loan to fund working capital, capital expenditures and other general partnership purposes. Interest on the term loan was based on 3-month SOFR plus 8.26%. At September 30, 2024, the interest rate on the term loan was 13.21%. On September 30, 2024, the proceeds from the Birmingham Transaction were used to repay the outstanding principal and interest of the loan in full. Prepayments totaling $53.0 million and $56.0 million were made during the three and nine months ended September 30, 2024, respectively, and $1.5 million and $3.0 million during the three and nine months ended September 30, 2023, respectively.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At September 30, 2024, the interest rate on the Facility was 8.11%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2024, the interest rate on the facility was 6.59%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2024.
Covenant Compliance
The company was in compliance with its debt covenants as of September 30, 2024.
Restricted Net Assets
At September 30, 2024, there were approximately $92.0 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    GOODWILL
On September 30, 2024, goodwill of $10.6 million was disposed of in the Birmingham Transaction, which previously was recorded within the ethanol production segment. The carrying amount of goodwill attributable to the ethanol production segment as of September 30, 2024, and December 31, 2023, was $18.5 million and $29.1 million, respectively. The company records goodwill within other assets on the consolidated balance sheets.

10.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 2.2 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the nine months ended September 30, 2024 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	607,894	$30.79
Granted	454,875	20.32
Forfeited	(7,324)	24.92
Vested	(350,436)	29.42
Non-Vested at September 30, 2024	705,009	$24.78	1.9
Performance Share Awards
On March 13, 2024, March 9, 2023, and March 14, 2022, the board of directors granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company's high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 4.44%, dividend yields of 0%, expected volatility of 54.6% and a closing stock price on the date of grant of $20.21, resulting in an estimated fair value of $25.23 per share. Performance shares granted in 2023 and 2022 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2024, 2023 and 2022 awards are 1,077,144 performance shares which represents 200% of the 538,572 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
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

The non-vested performance share award activity for the nine months ended September 30, 2024, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	404,740	$30.51
Granted	270,307	23.00
Vested	(136,475)	26.22
Non-Vested at September 30, 2024	538,572	$27.82	1.7
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
The non-vested unit-based awards activity for the nine months ended September 30, 2024, is as follows:

	Non-Vested Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	18,549	$12.94
Vested (1)	(18,549)	12.94
Non-Vested at September 30, 2024 (1)	—	$—	0.0
(1)Pursuant to the Merger Agreement, each of these awards became fully vested at the effective time of the Merger on January 9, 2024.
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $3.6 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, and $2.7 million and $9.4 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, there was $20.4 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.8 years. The potential tax benefit related to stock-based payment is approximately 23.9% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
EPS - basic
Net income (loss) attributable to Green Plains	$48,200	$22,311	$(27,562)	$(100,617)
Weighted average shares outstanding - basic	63,946	58,910	63,741	58,780
EPS - basic	$0.75	$0.38	$(0.43)	$(1.71)

EPS - diluted
Net income (loss) attributable to Green Plains	$48,200	$22,311	$(27,562)	$(100,617)
Interest and amortization on 2.25% convertible notes due 2027, net of tax effect	1,209	1,201	—	—
Net income (loss) attributable to Green Plains - diluted	$49,409	$23,512	$(27,562)	$(100,617)

Weighted average shares outstanding - basic	63,946	58,910	63,741	58,780
Effect of dilutive 2.25% convertible notes due 2027	7,273	7,273	—	—
Effect of dilutive warrants	—	837	—	—
Effect of dilutive stock-based compensation awards	441	382	—	—
Weighted average shares outstanding - diluted	71,660	67,402	63,741	58,780

EPS - diluted	$0.69	$0.35	$(0.43)	$(1.71)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	—	—	7,687	8,516
(1)For the nine months ended September 30, 2024, and 2023, respectively, the effects related to the company's 2.25% convertible notes due in 2027, warrants and certain stock-based compensation awards were excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive.
12.    STOCKHOLDERS’ EQUITY
As a result of the Merger, for the nine months ended September 30, 2024, the company issued approximately 4.7 million shares of common stock and recorded par value $0.001 per share, paid cash consideration of $29.2 million, extinguished the non-controlling interest attributed to the partnership common units held by the public of $133.8 million, and capitalized transaction costs of $7.5 million, within additional paid-in capital. Refer to Note 3 – Merger and Dispositions included herein for more information.

Components of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	67	1,209,672	(287,213)	(3,898)	2,805	(31,174)	887,454	13,014	900,468
Net loss	—	$—	$—	$(24,350)	$—	—	$—	$(24,350)	$312	$(24,038)
Other comprehensive loss before reclassification	—	—	—	—	(657)	—	—	(657)	—	(657)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,748	—	—	1,748	—	1,748
Other comprehensive income, net of tax	—	—	—	—	1,091	—	—	1,091	—	1,091
Investment in subsidiaries	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	39	—	3,173	—	—	—	—	3,173	—	3,173
Balance, June 30, 2024	67,461	67	1,212,845	(311,563)	(2,807)	2,805	(31,174)	867,368	13,493	880,861
Net income	—	—	—	48,200	—	—	—	48,200	437	48,637
Other comprehensive income before reclassification	—	—	—	—	338	—	—	338	—	338
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	6,052	—	—	6,052	—	6,052
Other comprehensive income, net of tax	—	—	—	—	6,390	—	—	6,390	—	6,390
Investment in subsidiaries	—	—	—	—	—	—	—	—	(481)	(481)
Stock-based compensation	(4)	—	3,554	—	—	—	—	3,554	—	3,554
Balance, September 30, 2024	67,457	$67	$1,216,399	$(263,363)	$3,583	2,805	$(31,174)	$925,512	$13,449	$938,961

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2022	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net loss	—	—	—	(70,324)	—	—	—	(70,324)	4,075	(66,249)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,305)	(5,305)
Other comprehensive loss before reclassification	—	—	—	—	(12,788)	—	—	(12,788)	—	(12,788)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,701	—	—	1,701	—	1,701
Other comprehensive loss, net of tax	—	—	—	—	(11,087)	—	—	(11,087)	—	(11,087)
Investment in subsidiaries	—	—	—	—	—	—	—	—	185	185
Stock-based compensation	217	—	(5,632)	—	—	—	—	(5,632)	59	(5,573)
Balance, March 31, 2023	62,318	62	1,104,519	(212,741)	(37,678)	2,805	(31,174)	822,988	150,049	973,037
Net loss	—	$—	$—	$(52,604)	$—	—	$—	$(52,604)	$4,284	$(48,320)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(6,497)	(6,497)
Other comprehensive income before reclassification	—	—	—	—	710	—	—	710	—	710
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	3,602	—	—	3,602	—	3,602
Other comprehensive income, net of tax	—	—	—	—	4,312	—	—	4,312	—	4,312
Investment in subsidiaries	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	15	—	3,252	—	—	—	—	3,252	60	3,312
Balance, June 30, 2023	62,333	62	1,107,771	(265,345)	(33,366)	2,805	(31,174)	777,948	147,904	925,852
Net income	—	$—	$—	$22,311	$—	—	$—	$22,311	$3,981	$26,292
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(5,663)	(5,663)
Other comprehensive income before reclassification	—	—	—	—	14,469	—	—	14,469	—	14,469
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	10,767	—	—	10,767	—	10,767
Other comprehensive income, net of tax	—	—	—	—	25,236	—	—	25,236	—	25,236
Investment in subsidiaries	—	—	—	—	—	—	—	—	65	65
Stock-based compensation	(15)	—	2,654	—	—	—	—	2,654	60	2,714
Balance, September 30, 2023	62,318	62	1,110,425	(243,034)	(8,130)	2,805	(31,174)	828,149	146,347	974,496

Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Classification
	2024	2023	2024	2023
Gains (losses) on cash flow hedges
Commodity derivatives	$5,146	$(917)	$8,882	$(2,435)	(1)
Commodity derivatives	(13,088)	(13,234)	(26,109)	(18,688)	(2)
Total gains (losses) on cash flow hedges	(7,942)	(14,151)	(17,227)	(21,123)	(3)
Income tax benefit	1,890	3,384	4,122	5,053	(4)
Amounts reclassified from accumulated other comprehensive loss	$(6,052)	$(10,767)	$(13,105)	$(16,070)
(1)Revenues
(2)Costs of goods sold
(3)Income (loss) before income taxes and income (loss) from equity method investees
(4)Income tax benefit
13.    INCOME TAXES
The company records actual income tax expense or benefit during interim periods rather than on an annual effective tax rate method. Certain items are given discrete period treatment, and the tax effect of those items are reported in full in the relevant interim period. Green Plains Partners is a limited partnership, which is treated as a flow-through entity for federal income tax purposes and is not subject to federal income taxes.
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
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed as described in more detail in Note 3 – Merger and Dispositions included herein. For income tax purposes, the total consideration given by the company in exchange for the remaining interest in the partnership, creates a tax basis in the acquired interest. Because the GAAP basis in the acquired interest is less than the total consideration, a new deferred tax asset was created. The company's valuation allowance on deferred tax assets increased by a corresponding amount, which did not have a material impact on the company's consolidated financial statements.
The company recorded income tax benefit, including income tax benefit from equity method investments, of $1.5 million for the three months ended September 30, 2024, compared with income tax benefit of $7.8 million for the same period in 2023. The decrease in the amount of tax benefit recorded was primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the three months ended September 30, 2023.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
Unrecognized tax benefits of approximately $51.4 million have been recorded as a reduction of the deferred tax assets associated with the federal tax credit carryforwards, which are currently under audit. The research and development ("R&D") tax credits are currently under review by the IRS Office of Independent Appeals. The results of the current audit may cause the company to significantly increase or decrease the unrecognized tax benefits associated with R&D tax credits for periods under audit and for periods not under audit, which could impact the company's effective tax rate. At this time, the company does not have enough information to be able to estimate the potential financial statement impact.

14.    COMMITMENTS AND CONTINGENCIES
Leases
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 13.1 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expense
Operating lease expense	$7,173	$7,155	$21,272	$20,744
Variable lease expense (benefit) (1)	551	211	1,234	(96)
Total lease expense	$7,724	$7,366	$22,506	$20,648
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,540	$7,075	$21,737	$19,914

Right-of-use assets obtained in exchange for lease obligations
Operating leases	7,753	4,330	17,491	27,786

Right-of-use assets and lease obligations derecognized due to lease modifications:
Right-of-use assets (1)	2,208	3,428	2,208	3,428
Lease obligations (1)	2,739	3,428	2,739	3,428
(1)Amounts presented in 2024 are related to the Birmingham Transaction, while amounts in 2023 relate to the Atkinson Transaction. Derecognition of right-of-use assets and lease obligations for both dispositions is related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	4.1 years	4.5 years

Weighted average discount rate	5.32%	5.16%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2024 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2024	$7,211
2025	25,420
2026	18,627
2027	14,356
2028	6,648
Thereafter	9,129
Total	81,391
Less: Present value discount	(8,543)
Lease liabilities	$72,848

Other Commitments
As of September 30, 2024, the company had contracted future purchases of grain, ethanol, distillers grains and natural gas valued at approximately $187.8 million and future commitments for storage and transportation, valued at approximately $26.3 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to be completed in 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of September 30, 2024, the company had incurred $7.2 million of accumulated construction costs in relation to the projects, presented as property, plant and equipment on the consolidated balance sheet, with an equal and offsetting liability presented as other liabilities.
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

Refer to Note 3 – Merger and Dispositions included in the notes to the consolidated financial statements included herein for more information.
We group our business activities into the following two operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 300 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. This segment also includes 24 ethanol storage facilities, one fuel terminal facility and approximately 2,200 leased ethanol railcars. We are one of the largest ethanol producers in North America.
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
We began pilot scale batch operations at the FQT CST™ production facility at our Innovation Center at York in the second quarter of 2021, which allows for the production of both food and industrial grade low carbon-intensity glucose and dextrose corn syrups to target applications in food production, renewable chemicals and synthetic biology. The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa is now producing, with shipments expected to begin in the fourth quarter of 2024. We also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demands.
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
Recent Developments
Clean Sugar Technology
The company has achieved successful ongoing production of dextrose syrups with CSTTM at its Shenandoah facility. The syrups produced with CSTTM have proven successful in trials as feedstocks for fermentation of various bio-products and bio-chemicals, in addition to food ingredients. The company is going through final product approvals with multiple potential offtake partnerships.
Birmingham Terminal
On September 30, 2024, the company completed the sale of the terminal located in Birmingham, Alabama and certain related assets and transfer of liabilities (the "Birmingham Transaction") for a sale price of $47.5 million, plus working capital of $1.4 million. The company recorded a pretax gain on the sale of $30.7 million. The proceeds from the sale were used to repay the outstanding balance of the Green Plains Partners term loan due July 20, 2026. Refer to Note 3 – Merger and Dispositions in the notes to the consolidated financial statements included herein for more information.
Strategic Review
As previously announced, the company initiated a strategic review process in February 2024 to explore a broad range of opportunities to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings. The Board of Directors continues to progress the strategic review process, working with its financial advisors, BMO Capital Markets Corp. and Moelis & Company, and legal advisors Vinson & Elkins LLP. There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. The company does not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
The Partnership Merger
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 3 – Merger and Dispositions in the notes to the consolidated financial statements included herein for more information.
Results of Operations
During the third quarter of 2024, we maintained an average utilization rate of approximately 96.8% of capacity, resulting in ethanol production of 220.2 mmg, compared with 223.4 mmg, or 93.9% of capacity, for the same quarter last year. Our operating strategy is to transform our company into a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five of our biorefineries.

U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.07 million barrels per day during the third quarter of 2024, which was 3.1% higher than the 1.04 million barrels per day for the same quarter last year. Refiner and blender input volume was 914 thousand barrels per day for the third quarter of 2024, compared with 907 thousand barrels per day for the same quarter last year. Gasoline demand was 2.7% higher than the prior year at 9.0 million barrels per day during the third quarter of 2024. U.S. domestic ethanol ending stocks increased by approximately 1.6 million barrels compared to the prior year, or 7.2%, to 23.5 million barrels as of September 30, 2024. As of this filing, according to Prime the Pump, there were approximately 3,571 retail stations selling E15 year-round.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2024, were approximately 1,240 mmg, up from the 921 mmg for the same period of 2023. Canada was the largest export destination for U.S. ethanol accounting for approximately 35% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, India, Colombia, and the Netherlands accounted for approximately 13%, 10%, 7% and 6%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.7 to 1.9 billion gallons in 2024, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and high protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal and other protein feed ingredients. Likewise, our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the third quarter of 2024, soybean crush was approximately 518 million bushels, up 18 million bushels from the 500 million bushels crushed during the third quarter of 2023. Soybean oil stocks as of September 30, 2024, were 1.1 billion pounds, which was consistent with stocks as of the prior year. Soybean meal production was 12.2 million short tons for the third quarter of 2024, up from the 11.8 million short tons from the same period in the prior year.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn-based ethanol portion of the mandate, lower the price of RINs and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require or otherwise incentivize higher levels of octane blending, allow for year-round sales of higher blends of ethanol and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the current administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were approximately 346 thousand vehicles during the third quarter of 2024, an 11% year over year increase. During the third quarter ended September 30, 2024, EV market share reached 8.9%, the highest on record. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.

The IRA, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF, section 40B of the Internal Revenue Code, of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our renewable corn oil or low carbon ethanol as feedstock through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biodiesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of EVs, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business. On April 30, 2024, the U.S. Department of Treasury issued regulatory guidance along with an updated GREET lifecycle assessment model for the 40B SAF tax credit, which included a pathway for U.S. corn ethanol to qualify as a feedstock for SAF if the carbon intensity is lowered through utilization of various technologies and practices, including carbon capture and climate smart agriculture practices. On June 22, 2024, the USDA put out a Request for Information on the Production of Biofuel Feedstocks using climate smart practices, which could inform rulemaking for the 45Z Clean Fuel Production Credit. As of this filing, proposed regulations for 45Z had yet to be issued, despite its effective date of January 1, 2025.
The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass-based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support EVs from the final rule, but indicated they may move forward with it in a separate rulemaking. The EPA is required to propose RVOs for 2026 and potentially additional years by November of 2024. From time to time, the EPA has delayed the proposed RVOs past the statutory deadlines, and on July 8, 2024, the administration indicated that it intends to propose RVOs for 2026 and potentially additional years in March 2025, and finalize them in December 2025.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. On October 21, 2024, the U.S. Supreme Court agreed to review the various Circuit Court rulings on SREs to determine the proper venue.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2024 driving season marking the sixth consecutive year that E15 is able to be sold year-round nationwide, with the exception of California which has not approved the fuel. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states beginning with the 2025 summer driving season, which would have the practical effect of allowing for E15 to be sold year- round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment capable of dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The IRA, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure. On June 26, 2023, the USDA announced the initial $50 million in awards, and laid out a process for distributing the remaining $450 million, with $90 million being made available each quarter.
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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2024 compared to 2023, along with the disposition of our terminal in Birmingham, Alabama, on September 30, 2024, the disposition of our Atkinson, Nebraska ethanol plant in September 2023 and losses associated with an extended shut down in spring of 2023 at a facility.
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
Corporate activities include gain on sale of assets and selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment.

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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Revenues
Ethanol production
Revenues from external customers	$563,564	$774,321	(27.2)%	$1,592,274	$2,198,736	(27.6)%
Intersegment revenues	1,075	1,208	(11.0)	3,467	3,446	0.6
Total segment revenues	564,639	775,529	(27.2)	1,595,741	2,202,182	(27.5)
Agribusiness and energy services
Revenues from external customers	95,171	118,449	(19.7)	282,500	384,615	(26.5)
Intersegment revenues	6,689	6,632	0.9	19,305	18,675	3.4
Total segment revenues	101,860	125,081	(18.6)	301,805	403,290	(25.2)
Revenues including intersegment activity	666,499	900,610	(26.0)	1,897,546	2,605,472	(27.2)
Intersegment eliminations	(7,764)	(7,840)	(1.0)	(22,772)	(22,121)	2.9
	$658,735	$892,770	(26.2)%	$1,874,774	$2,583,351	(27.4)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Cost of goods sold
Ethanol production (1)	$498,326	$716,556	(30.5)%	$1,501,681	$2,142,567	(29.9)%
Agribusiness and energy services	90,064	109,292	(17.6)	271,566	371,981	(27.0)
Intersegment eliminations	(7,764)	(7,840)	(1.0)	(22,772)	(22,121)	2.9
	$580,626	$818,008	(29.0)%	$1,750,475	$2,492,427	(29.8)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Gross margin
Ethanol production (1) (3)	$66,313	$58,973	12.4%	$94,060	$59,615	57.8%
Agribusiness and energy services	11,796	15,789	(25.3)	30,239	31,309	(3.4)
	$78,109	$74,762	4.5%	$124,299	$90,924	36.7%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Depreciation and amortization
Ethanol production	$21,444	$22,596	(5.1)%	$62,522	$69,603	(10.2)%
Agribusiness and energy services	505	534	(5.4)	1,507	1,883	(20.0)
Corporate activities (2)	4,121	769	*	5,112	2,425	110.8
	$26,070	$23,899	9.1%	$69,141	$73,911	(6.5)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Operating income (loss)
Ethanol production (3)	$35,240	$23,931	47.3%	$(626)	$(43,158)	(98.5)%
Agribusiness and energy services	7,830	11,313	(30.8)	16,000	17,612	(9.2)
Corporate activities (4)	12,982	(14,070)	(192.3)	(21,922)	(52,300)	(58.1)
	$56,052	$21,174	164.7%	$(6,548)	$(77,846)	(91.6)%
(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the three and nine months ended September 30, 2024.
(3)Ethanol production includes an inventory lower of average cost or net realizable value adjustment of $10.1 million and $1.7 million for the three and nine months ended September 30, 2024 and 2023, respectively.
(4)Corporate activities includes a $30.7 million and $5.7 million pretax gain on sale of assets for the three and nine months ended September 30, 2024 and 2023, respectively.
* Percentage variances not considered meaningful.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, including related income taxes of equity method investments, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to other income associated with the USDA COVID-19 relief grant, gain on asset dispositions, and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Net income (loss)	$48,637	$26,292	85.0%	$(26,523)	$(88,277)	(70.0)%
Interest expense	10,089	9,550	5.6	25,369	29,029	(12.6)
Income tax benefit, net of equity method income taxes	(1,478)	(7,763)	(81.0)	(1,422)	(5,353)	(73.4)
Depreciation and amortization (1)	26,070	23,899	9.1	69,141	73,911	(6.5)
EBITDA	83,318	51,978	60.3	66,565	9,310	*
Other income (2)	—	(3,440)	*	—	(3,440)	*
Gain on sale of assets	(30,723)	(5,651)	*	(30,723)	(5,651)	*
Proportional share of EBITDA adjustments to equity method investees	723	45	*	1,039	135	*
Adjusted EBITDA	$53,318	$42,932	24.2%	$36,881	$354	*
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other income includes a grant received from the USDA related to the Biofuel Producer Program of $3.4 million for the three and nine months ended September 30, 2023.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2024	2023		2024	2023
Adjusted EBITDA
Ethanol production (1)	$56,144	$50,983	10.1%	$60,475	$32,038	88.8%
Agribusiness and energy services	8,754	12,160	(28.0)	18,855	20,258	(6.9)
Corporate activities	18,420	(11,165)	*	(12,765)	(42,986)	(70.3)
EBITDA	83,318	51,978	60.3	66,565	9,310	*
Other income (2)	—	(3,440)	*	—	(3,440)	*
Gain on sale of assets	(30,723)	(5,651)	*	(30,723)	(5,651)	*
Proportional share of EBITDA adjustments to equity method investees	723	45	*	1,039	135	*
	$53,318	$42,932	24.2%	$36,881	$354	*

(1)Ethanol production includes an inventory lower of average cost or net realizable value adjustment of $10.1 million and $1.7 million for the three and nine months ended September 30, 2024 and 2023, respectively.
(2)Other income includes a grant received from the USDA related to the Biofuel Producer Program of $3.4 million for the three and nine months ended September 30, 2023.
* Percentage variances not considered meaningful.
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Consolidated Results
Consolidated revenues decreased $234.0 million for the three months ended September 30, 2024 compared with the same period in 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, as well as lower volumes sold on ethanol and distillers grains within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment primarily due to lower weighted average ethanol trading prices.

Net income increased $22.3 million for the three months ended September 30, 2024 compared with the same period last year primarily due to a gain on the sale of assets from the Birmingham Transaction and higher margins in our ethanol production segment. Adjusted EBITDA increased $10.4 million primarily due to higher margins in our ethanol production segment. Interest expense was $10.1 million for three months ended September 30, 2024 compared to $9.6 million for the same period in 2023 due to higher loan fees in connection with the repayment of the Green Plains Partners term loan. Income tax benefit, including income tax benefit from equity method investees, was $1.5 million for the three months ended September 30, 2024 compared with income tax benefit of $7.8 million for the same period in 2023 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the three months ended September 30, 2023.
The following discussion provides greater detail about our third quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended September 30,
	2024	2023	% Variance

Ethanol (thousands of gallons)	220,299	223,469	(1.4)%
Distillers grains (thousands of equivalent dried tons)	489	514	(4.9)
Ultra-High Protein (thousands of tons)	69	61	13.1
Renewable corn oil (thousands of pounds)	77,074	74,227	3.8
Corn consumed (thousands of bushels)	75,140	76,544	(1.8)
Revenues in our ethanol production segment decreased $210.9 million for the three months ended September 30, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in decreased revenues of $174.5 million, $27.6 million and $15.9 million, respectively, in addition to lower ethanol and distillers grain volumes sold resulting in decreased revenues of $8.6 million and $3.1 million, respectively. Revenues also increased as a result of hedging activities by $16.2 million.
Cost of goods sold in our ethanol production segment decreased $218.2 million for the three months ended September 30, 2024 compared with the same period last year primarily due to lower weighted average corn prices, ethanol volumes purchased and input costs related to natural gas of $123.3 million, $69.6 million and $23.9 million, respectively. Costs also decreased as a result of hedging activities of $9.1 million.
Operating income in our ethanol production segment increased $11.3 million for the three months ended September 30, 2024 compared with the same period in 2023 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $21.4 million for the three months ended September 30, 2024, compared with $22.6 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $23.2 million while operating income decreased $3.5 million for the three months ended September 30, 2024 compared with the same period in 2023. The decrease in revenues was primarily due to lower weighted average ethanol trading prices.
Intersegment Eliminations
Intersegment eliminations of revenues were consistent for the three months ended September 30, 2024 compared with the same period in 2023.
Corporate Activities
Operating income related to corporate activities for the three months ended September 30, 2024 was primarily impacted by an increase in gain on sale of assets and a decrease in personnel costs compared to the same period in 2023.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Consolidated Results
Consolidated revenues decreased $708.6 million for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, partially offset by higher volumes sold on ethanol and renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment primarily due to lower weighted average ethanol and natural gas trading prices.
Net loss decreased $61.8 million for the nine months ended September 30, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment, a gain on the sale of assets from the Birmingham Transaction and decreased depreciation expense. Adjusted EBITDA increased $36.5 million for the nine months ended September 30, 2024 compared with the same period last year primarily due to higher margins in our ethanol production segment. Interest expense decreased $3.7 million for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to lower working capital revolver balances. Income tax benefit, including income tax benefit from equity method investees, was $1.4 million for the nine months ended September 30, 2024, compared with income tax benefit of $5.4 million for the same period in 2023 primarily due to a decrease in the valuation allowance recorded against certain deferred tax assets for the nine months ended September 30, 2023.
The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Nine Months Ended September 30,
	2024	2023	% Variance

Ethanol (thousands of gallons)	636,686	625,102	1.9%
Distillers grains (thousands of equivalent dried tons)	1,421	1,454	(2.3)
Ultra-High Protein (thousands of tons)	194	157	23.6
Renewable corn oil (thousands of pounds)	217,425	206,927	5.1
Corn consumed (thousands of bushels)	218,233	215,115	1.4
Revenues in our ethanol production segment decreased $606.4 million for the nine months ended September 30, 2024 compared with the same period in 2023, primarily due to lower weighted average selling prices on ethanol, distillers grains, and renewable corn oil resulting in decreased revenues of $532.3 million, $97.1 million, and $35.2 million, respectively, partially offset by higher ethanol and renewable corn oil volumes sold resulting in increased revenues of $30.8 million and $6.7 million, respectively. Revenues also increased as a result of hedging activities by $19.2 million.
Cost of goods sold in our ethanol production segment decreased $640.9 million for the nine months ended September 30, 2024 compared with the same period last year primarily due to lower weighted average corn prices, ethanol volumes purchased and lower input costs related to natural gas resulting in decreased costs of $467.4 million, $145.1 million and $78.0 million, respectively, partially offset by higher corn volumes processed resulting in increased corn costs of $20.6 million.
Operating loss decreased $42.5 million for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $62.5 million for the nine months ended September 30, 2024, compared with $69.6 million for the same period last year, with the decrease primarily due to certain assets becoming fully depreciated.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $101.5 million while operating income decreased $1.6 million for the nine months ended September 30, 2024 compared with the same period in 2023. The decrease in revenues was primarily due to lower weighted average ethanol and natural gas trading prices.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $0.7 million for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to increased corn origination fees paid to the agribusiness and energy services segment as a result of higher corn volumes processed.
Corporate Activities
Operating loss related to corporate activities for the nine months ended September 30, 2024, was primarily impacted by an increase in gain on sale of assets and a decrease in personnel costs compared to the same period in 2023.
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
On September 30, 2024, we had $227.5 million in cash and cash equivalents and $24.5 million in restricted cash. We also had $228.5 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2024, our subsidiaries had approximately $92.0 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2024, compared with net cash used in operating activities of $55.4 million for the same period in 2023. Net cash used in operating activities compared to the prior year was primarily affected by a lower net loss as well as a decrease in cash used for inventory when compared to the same period of the prior year. Net cash used in investing activities was $34.6 million for the nine months ended September 30, 2024 compared with net cash used in investing activities of $69.1 million for the same period in 2023. Investing activities compared to the prior year were primarily affected by proceeds from the Birmingham Transaction in addition to a decrease in capital expenditures. Net cash used in financing activities was $89.2 million for the nine months ended September 30, 2024 compared with net cash used by financing activities of $9.7 million for the same period in 2023, primarily due to the retirement of debt related to the partnership along with the extinguishment of non-controlling interest when compared to the same period in 2023.
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
We incurred net capital expenditures of approximately $67.8 million during the nine months ended September 30, 2024, primarily for the clean sugar expansion project at Shenandoah and for various other capital projects. Capital spending for the remainder of 2024 is expected to be between $20.0 million and $30.0 million, which is subject to review prior to the initiation of any project. This excludes an estimated $110 million of additional expenditures related to our carbon capture and sequestration projects expected to occur in 2024 and 2025 and to be funded through project related financing. The 2024 estimate includes expenditures for various capital projects, which are expected to be financed with cash on hand and with cash provided by operating activities.
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

In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since the inception of the repurchase program, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares of common stock during the third quarter of 2024.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.
Debt
We were in compliance with our debt covenants at September 30, 2024. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At September 30, 2024, the outstanding principal balance on the 2.25% notes was $230.0 million.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock. These notes accrue interest at an annual rate of 11.75% and will mature on February 9, 2026.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. At September 30, 2024, the outstanding principal balance was $72.0 million on the loan and the interest rate was 5.52%.
Green Plains Partners, through a wholly owned subsidiary, had a secured term loan to fund working capital, capital expenditures and other general partnership purposes. Interest on the term loan was based on 3-month SOFR plus 8.26%. At September 30, 2024, the interest rate on the term loan was 13.21%. On September 30, 2024, the proceeds from the Birmingham Transaction were used to repay the outstanding principal and interest of the loan in full. Prepayments totaling $53.0 million and $56.0 million were made during the three and nine months ended September 30, 2024, respectively, and $1.5 million and $3.0 million during the three and nine months ended September 30, 2023, respectively.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At September 30, 2024, the outstanding principal balance was $109.0 million on the facility and the interest rate was 8.11%.
Green Plains Commodity Management has an uncommitted $40.0 million secured revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2024, the outstanding principal balance was $14.1 million on the facility and the interest rate was 6.59%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2024.
Refer to Note 8 – Debt in the notes to the consolidated financial statements included herein for more information about our debt.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation, and construction. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of September 30, 2024 totaled $81.4 million. As of September 30, 2024, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $187.8 million, future commitments for storage and transportation valued at approximately $26.3 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $7.2 million. Refer to Note 14 – Commitments and Contingencies included in the notes to the consolidated financial statements included herein for more information.
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

Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At September 30, 2024, we had $559.8 million in debt, $123.1 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.2 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended September 30, 2024, revenues included net gains of $16.1 million, while cost of goods sold included net losses of $4.2 million, and during the nine months ended September 30, 2024, revenues included net gains of $14.2 million, and cost of goods sold included net losses of $9.9 million, associated with derivative financial instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2024, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	903,000	Gallons	$98,304
Corn	310,000	Bushels	$99,487
Distillers grains (2)	2,200	Tons (3)	$22,347
Renewable corn oil	300,000	Pounds	$8,893
Natural gas	26,400	MmBTU	$4,630
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2023, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Investors should also carefully consider the discussion of risks with the partnership under the heading “Risk Factors” and other information in their annual report on Form 10-K for the year ended December 31, 2023. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the third quarter of 2024:

Period	Total Number of Shares Withheld	Average Price Paid per Share
July 1 - 31	—	$—
August 1 - 31	866	15.13
September 1 - 30	239	12.88
Total	1,105	$14.64
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares during the third quarter of 2024.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: October 31, 2024	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)