Form 10-K
period 2024-12-31
Green Plains Inc.
filed 2025-02-07
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $15.86, was approximately $1,000.7 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 4, 2025, there were 64,729,446 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
BTU	British Thermal Units
CARB	California Air Resources Board
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
FSSC	Food Safety System Certification
GHG	Greenhouse gas

GP Turnkey Tharaldson	GP Turnkey Tharaldson LLC
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc., a wholly owned subsidiary of Green Plains ("Holdings"), with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., Holdings, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
mmg	Million gallons
mmgy	Million gallons per year
MSC™	Maximized Stillage Co-products™ produced using process technology developed by Fluid Quip Technologies
MTBE	Methyl tertiary-butyl ether
R&D tax credit	Research and development tax credit
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%
SRE	Small refinery exemption
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions; the financial condition of the company’s customers; any non-performance by customers of their contractual obligations; changes in customer, employee or supplier relationships resulting from the merger; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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

PART I
Item 1. Business.
References to “we,” “us,” “our,” “Green Plains,” or the “company” refer to Green Plains Inc. and its subsidiaries.
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating lower carbon, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to develop and implement proven agricultural, food and industrial biotechnology systems that allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, low-CI dextrose, renewable corn oil and more, as well as offering these technologies to the broader biofuels industry. We are a leader in deploying carbon capture technology to reduce the CI of our biofuels at several of our production facilities.
We group our business activities into the following two operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel, renewable diesel and sustainable aviation fuel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 20.2 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, renewable corn oil, grain, natural gas and other commodities in various markets.
Business Strategy
Ethanol is a valuable low CI oxygenate that comprises approximately 10.1% of the domestic surface transportation gasoline supply in the U.S. with the potential to grow with increased offering of higher blends, including E15 and E85. Additionally, government incentives to produce SAF through ATJ pathways could provide additional demand for low-CI ethanol for conversion to SAF. A critical step to significantly reduce the CI of ethanol is carbon capture technology, which we are deploying at multiple locations.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, our four Iowa and Minnesota facilities with Summit Carbon Solutions and our three Nebraska biorefineries with Trailblazer CO2 Pipeline LLC, which will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI, in some cases by more than half. We have executed agreements for the future purchase, financing and installation of carbon capture equipment at our three Nebraska plants. We anticipate completion of these Nebraska biorefinery carbon capture projects in the second half of 2025, and Summit Carbon Solutions intends to be operational in 2027. There are very few ethanol production facilities with carbon capture in place today, and we believe we may be among the first to produce lower-CI ethanol at scale. In addition, we are exploring alternative options for biogenic carbon dioxide utilization where pipeline transport or direct injection may not be feasible. Reducing the CI of our ethanol could allow us to benefit from state, federal and foreign clean fuel programs, including LCFS programs at the state level and federal tax credits under the IRA, including the 45Z Clean Fuel Production Credit, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
SAF is a drop-in fuel, chemically identical to petroleum-based jet fuel and can be blended into the fuel supply at varying levels. There is an increasing focus on using this fuel to reduce the carbon footprint of air travel. SAF can be produced from vegetable and waste oil feedstocks, such as our renewable corn oil. Additionally, ATJ technologies are emerging and being commercialized that use low-CI ethanol as a feedstock to produce SAF. In January 2023, Green Plains, United Airlines and Tallgrass formed a joint venture, Blue Blade Energy, to explore development and commercialization of ATJ SAF.
We believe that global demand for protein will continue to rise, requiring larger amounts of high protein feed for pets, livestock and aquaculture. While faced with growing competition from expanded U.S. soy crushing capacity, our transformation aims to capitalize on this market insight, in an effort to capture higher co-product returns and reduce the volatility of earnings.
As part of our transformation to a value-added agricultural technology company, we began producing Ultra-High Protein using FQT's MSC™ technology in 2020 and have deployed this technology across half of our biorefinery locations, in addition to one joint venture, to help meet growing demand for protein feed ingredients and low-carbon renewable corn oil to use as a feedstock for producing advanced biofuels such as renewable diesel, biodiesel and SAF, as the MSC™ technology enhances renewable corn oil yields. The biorefineries producing Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, have also increased renewable corn oil yields. We repeatedly demonstrated full scale 60% protein production runs using FQT's MSC™ system, which we have branded as Sequence™. We market this specialty feed ingredient to aquaculture customers globally. Our 50/50 joint venture with Tharaldson Ethanol Plant I LLC (Tharaldson Ethanol) owns the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in Casselton, North Dakota which produces Ultra-High Protein and increases renewable corn oil yields. We share in the protein and renewable corn oil uplift, with no additional exposure to the Tharaldson Ethanol production. These assets completed commissioning and shipped the first commercial quantities during the second quarter of 2024. Including GP Turnkey Tharaldson's capacity, the annual Ultra-High Protein capacity we market is approximately 430 thousand tons.
In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT's CST™ at commercial scale, and during 2024 the company achieved successful ongoing production of dextrose syrups with CST™. FQT’s CST™ allows for the production of both food and industrial grade low-carbon glucose and dextrose at a dry mill ethanol plant to target applications in food production, in addition to serving as a feedstock for renewable chemicals and synthetic biology. The facility is currently capable of producing 60 million pounds of product per year, and we anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated demand.
We also pursue innovation and new business opportunities through a variety of ventures. In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to liberate all of the remaining distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global pet, livestock and aquaculture diets. Our collaboration completed the construction of a large demonstration facility at Green Plains York and began commissioning during 2024.
Competitive Strengths
We are focused on managing commodity price risks, improving operational and transportation efficiencies and optimizing market opportunities to create an efficient platform with diversified income streams. Our competitive strengths include:
Disciplined Risk Management. Risk management is a core competency and we use a variety of sophisticated risk management tools and hedging strategies to maintain a disciplined approach. Our internally developed operating margin management system allows us to monitor commodity price risk exposure in the spot market and on the forward curve at each of our operations and helps us to lock in favorable margins, when available, or if appropriate, temporarily reduce production during periods of compressed margins.
Technology Integration. Over our history, we have incorporated new technologies like renewable corn oil extraction and Selective Milling Technology™ into our manufacturing processes that have enabled us to run more efficiently and improve our yields and financial results. We completed a modernization and upgrade initiative at four facilities in 2021 and two additional facilities in 2022, resulting in improved operational reliability and reductions in natural gas, electricity and water usage, decreasing our operating expenses and carbon footprint. Through our ownership of FQT and other partnerships, we are currently undergoing a number of initiatives to further improve operational efficiencies that we intend to lead to improved margins.

Our transformation into a sustainable ingredient producer continues centering around FQT's MSC™ and CST™ technologies, in addition to carbon capture technology. These technologies enhance our ability to produce lower CI, value-added ingredients, while expanding renewable corn oil yields.
FQT provides additional intellectual property rights, including those aimed at developing and implementing proven, value-added agriculture, food and industrial biotechnology systems, CST™ and MSC™, as well as engineering expertise for designing ethanol facilities with lower energy use, operational expenses and carbon intensity. We continue to evaluate additional technological opportunities to expand our capabilities and product offerings in the coming years.
Proven Leadership Team. Our senior leadership team has specific expertise across all of our businesses, including plant operations and management, commodity markets and risk management, quality assurance, quality control, ingredient nutrition, marketing and innovation, regulatory, legal, policy, and ethanol marketing and distribution. Our leadership team’s level of operational and financial expertise is essential to successfully executing our business strategies.
Operational Excellence. Our facilities are operated by skilled and experienced personnel who are encouraged to collaborate and share knowledge and expertise across business segments and locations. We remain committed to driving continuous operational improvements, leveraging advanced systems that provide real-time production data to monitor production activity and optimize performance.
Risk Management and Hedging Activities
Our margins are highly dependent on commodity prices, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Since market price fluctuations among these commodities are not always correlated, ethanol production has been and may continue to be unprofitable at times. From time to time, we use a variety of risk management tools and hedging strategies to monitor real-time operating price risk exposure at each of our operations in an effort to obtain favorable margins, when available.
As market conditions warrant, we use forward contracts to sell a portion of our ethanol, distillers grains, Ultra-High Protein and renewable corn oil production or buy some of the corn, natural gas, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, soybean meal, soybean oil and other agricultural and energy commodities. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver those commodities.
Hedging arrangements expose us to risk of financial loss when the counterparty defaults on its contract or, in the case of exchange-traded contracts, when the expected differential between the price of the underlying commodity and physical commodity changes. Hedging activities can result in losses when a position is purchased in a declining market or sold in a rising market. Hedging losses may be offset by a decreased cash price for corn and natural gas and an increased cash price for ethanol, distillers grains, Ultra-High Protein and renewable corn oil. Depending on the circumstance, we vary the amount of hedging or other risk mitigation strategies we undertake and sometimes choose not to engage in hedging or risk management transactions at all.
Recent Developments
The following is a summary of our significant recent developments. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.
Clean Sugar Technology
The company has achieved successful ongoing production of dextrose syrups with CST™ at its Shenandoah facility. The syrups produced with CST™ have proven successful in trials as feedstocks for fermentation of various bio-products and bio-chemicals, in addition to food ingredients. The facility is currently capable of producing 60 million pounds of product per year. The company is going through final product approvals with multiple potential customers and anticipates receiving final

FSSC certification during the first quarter of 2025.
Idling of Fairmont, Minnesota Plant
In January 2025, the company idled its 119 million gallon ethanol plant in Fairmont, Minnesota as a result of persistent margin pressures, and the majority of the staff was terminated. The facility remains on track for carbon capture and sequestration coming online in 2027 which would fundamentally reshape the economics of the facility. The company will continue to monitor the potential margin available to determine any changes to future operations.
Strategic Review
As previously announced, the company initiated a strategic review process in February 2024 to explore a broad range of opportunities to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings. The Board of Directors continues to progress the strategic review process, working with its financial advisors, BMO Capital Markets Corp. and Moelis & Company, and legal advisors Vinson & Elkins LLP. As part of the strategic review process, in early 2025, the company idled its Fairmont, Minnesota facility and launched a corporate reorganization and cost reduction initiative that will significantly reduce selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company has identified early in 2025 approximately $30 million of financial improvement annually, inclusive of savings from idling the Fairmont facility and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities, and is continuing to identify more opportunities that may reduce selling, general and administrative functions further. As a result of the reorganization, the company expects to take a one-time charge in the first quarter of 2025 of approximately $5 million to $7 million based on current estimates. There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. The company does not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
Departures
As part of the company’s selling, general and administrative rationalization initiatives, the position of EVP-Commercial Operations was eliminated, effective February 6, 2025. Mr. Kadavy entered into Separation Agreements with usual and customary terms and received total compensation of $1,061,458 under the terms of his separation agreement and employment agreement, as amended, which includes amounts related to vested shares, with performance share awards vesting at target.
Birmingham Terminal
On September 30, 2024, the company completed the sale of the terminal located in Birmingham, Alabama and certain related assets and transfer of liabilities (the "Birmingham Transaction") for a sale price of $47.5 million, plus working capital of $1.2 million. The company recorded a pretax gain on the sale of $30.7 million. The proceeds from the sale were used to repay the outstanding balance of the Green Plains Partners term loan due July 20, 2026. Refer to Note 4 – Merger and Dispositions in the notes to the consolidated financial statements included herein for more information.
The Partnership Merger
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed, and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. During the fourth quarter of 2024, the partnership was dissolved. Refer to Note 4 – Merger and Dispositions in the notes to the consolidated financial statements included herein for more information.
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

Plant Location	Plant Production Capacity (mmgy)
Central City, Nebraska (1) (2)	116
Fairmont, Minnesota (3) (4)	119
Madison, Illinois	90
Mount Vernon, Indiana (1)	90
Obion, Tennessee (1)	120
Otter Tail, Minnesota (3)	55
Shenandoah, Iowa (1) (3)	82
Superior, Iowa (3)	60
Wood River, Nebraska (1) (2)	121
York, Nebraska (2)	50
Total	903
(1)Produces Ultra-High Protein.
(2)Committed to Tallgrass Trailblazer Pipeline.
(3)Committed to Summit Carbon Solutions Pipeline.
(4)Plant idled in January 2025.
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
Ultra-High Protein. Ultra-High Protein is corn fermented protein produced by further processing of the spent grain mash from the beer column. The spent grain is processed using FQT’s MSC™ technology, which contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal with protein concentrations of approximately 50%. Our new specialty feed ingredient, Sequence™ has protein concentrations of approximately 60%.
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
Natural Gas. Depending on production parameters, our ethanol plants use on average approximately 28,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.
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
Transportation, Delivery and Terminal Services. Most of our ethanol plants are situated near major highways or rail lines to ensure efficient product movement. Deliveries within 150 miles of our plants and the fuel terminal facility are generally transported by truck. Deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads, allowing our plants to ship product throughout the United States and to international export terminals. As of December 31, 2024, the leased railcar fleet consisted of approximately 2,080 ethanol railcars with an aggregate capacity of 61.8 mmg, and 1,000 hopper and tank cars to transport other co-products and raw materials. We expect the railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases. The company owns and operates one fuel terminal with a storage capacity of approximately 180 thousand gallons and throughput capacity of approximately 40 mmgy.

Agribusiness and Energy Services Segment
Our agribusiness and energy services segment includes grain storage at our ethanol plants of approximately 20.2 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Central City, Nebraska	1,400
Fairmont, Minnesota (1)	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Obion, Tennessee	8,168
Otter Tail, Minnesota	628
Shenandoah, Iowa	886
Superior, Iowa	1,770
Wood River, Nebraska	3,293
York, Nebraska	363
Total	20,168
(1)Plant idled in January 2025.
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
Through Green Plains Trade, we provide marketing services for our ten ethanol plants for all of the co-products produced at these locations as well as market ethanol for a third party and also provide marketing services to our ethanol plants for natural gas procurement.
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
We market distillers grains to local, domestic and international markets through Green Plains Trade. The bulk of our demand is delivered to geographic regions that do not have significant local corn, distillers grains or high protein ingredients production. We sell to international markets indirectly through exporters. Access to diversified markets allows us to sell product to customers offering the highest net price.
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
We provide marketing services of natural gas to our ethanol plants including the procurement of both the pipeline capacity and natural gas. We also enhance the value by aggregating volumes at various storage facilities which can be sold to either the plants or various intermediary markets and end markets.
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
As of December 31, 2024, the top four producers accounted for approximately 39% of the domestic production capacity with production capacities ranging from 903 mmgy to 3,015 mmgy. Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 117 operational plants in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee, which are the states where we have production facilities as of December 31, 2024. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where approximately 50% of all operational production capacity is located.
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
Other Competition
Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We anticipate changes could occur primarily in the area of cellulosic ethanol, or from biodigesters at landfills or livestock production facilities. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling which could be cost prohibitive, and would require new RFS pathways to be approved by the EPA. Our distillers grains and Ultra-High Protein feed ingredients compete against other feed ingredients including soybean meal, canola meal, ground corn, corn gluten meal and distillers grains from other ethanol producers domestically and abroad. Our distillers corn oil competes against vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as waste feedstocks including used cooking oil, animal fats and tallow.
Regulatory Matters
Government Ethanol Programs and Policies
We are sensitive to domestic and foreign governmental policies that impact ethanol, feedstocks for renewable fuels and decarbonization, which in turn may impact the volume of ethanol and other ingredients we produce. Legislation and regulatory rule making at the federal, state and international level can impact us across all business segments. Refer to Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report for a detailed discussion of these topics.
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate and upgrade equipment and facilities. Our business may also be impacted by domestic and foreign government policies, such as clean fuel programs, tariffs, duties, subsidies, import and export restrictions and outright embargos.
Human Capital Resources
Attracting, retaining and developing talented employees is essential to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2024, we had 923 full-time, part-time, temporary and seasonal employees, including 144 employees at our corporate office in Omaha, Nebraska.
Workforce Health and Safety
We prioritize workplace safety through a comprehensive safety program that continuously assesses and enhances our protocols to maintain a safe and secure environment for our employees.
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
Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, distillers grains, Ultra-High Protein and renewable corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global supply and demand, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, other global conflicts, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. Increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices may make it unprofitable to operate. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, Ultra-High Protein and renewable corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices. We have made significant investments in our biorefinery platform to produce Ultra-High Protein, and our financial results are increasingly dependent on our ability to operate these new systems consistently and to sell the products into new markets at a premium to distillers grains. Rapid expansion of soybean crushing capacity to meet the soybean oil demands of the growing renewable diesel and biomass-based diesel industry could result in an oversupply of soybean meal, which could depress prices for various protein feed ingredients, and negatively impact our anticipated financial returns.
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
Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels and oxygenates for fuels; the domestic and global supply and demand for ethanol, gasoline and corn; the price of gasoline, crude oil and corn; global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, other global conflicts; and domestic and foreign government policies that impact the supply, demand and pricing of corn, crude oil, gasoline, ethanol and other liquid fuels.
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
Ultra-High Protein. Our Ultra-High Protein has unique nutritional advantages and a higher protein concentration than soybean meal and can be included in a variety of feed rations in the pet, dairy, swine, poultry and aquaculture industries. As a value-added feed ingredient, quality control is imperative. Demand for feed products and pricing pressure from competing feed products may result in downward pressure on the price of Ultra-High Protein. Reliable production of Ultra-High Protein from both consistent operations of the biorefinery as well as the MSC™ technology is necessary to produce anticipated volumes. Changes in our customers willingness to accept these ingredients, inconsistency in production volumes, quality or downward pressure on prices could result in adverse impact on our business and profitability.
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
Domestic and foreign government biofuels programs could change and impact the ethanol market.
Domestic and foreign governments have adopted biofuels programs that drive demand for biofuels. In the United States, the RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year, which affects the domestic market for ethanol. Similarly, Canada has adopted clean fuel regulations incenting the use of biofuels, as have other countries.
In the U.S., through 2022, the EPA undertook rulemaking to set the RVO for the following year, though at times months or years would pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes are determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development or food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022. In June 2023, the EPA finalized a multi-year RVO for 2023, 2024 and 2025.
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
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. In 2023 and 2024, the EPA also issued emergency waivers to allow for continued sale of E15 during the summer driving season. As of this filing, according to Prime the Pump, E15 is sold year-round at approximately 3,724 stations.
A string of 2024 U.S. Supreme Court decisions, namely Loper Bright Enterprises v. Raimondo, SEC v. Jarkesy and Corner Post, Inc. v. Board of Governors of the Federal Reserve, have redefined the power of federal agencies, as well as overturned the important principle of administrative law called "Chevron deference," based on a landmark case, Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. The Chevron deference was a doctrine of judicial deference to administrative interpretations. The change in Chevron precedent impacts how the EPA can administer the RFS, impose limitations on the Treasury Department’s ability to promulgate regulations around IRA provisions, including SAF tax credits and the 45Z Clean Fuel Production Credit, 45Q carbon capture and sequestration tax credits, EV tax credits and other clean energy programs.
Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply of biofuels beyond the RFS mandated volumes could have an adverse impact on ethanol prices. Moreover, changes to the RFS could negatively impact the price of ethanol or cause imported sugarcane or corn ethanol from other countries to become more economical than domestic corn ethanol. Likewise, international, national, state and/or regional LCFS programs like that of California, Oregon, Washington state or Canada could be favorable or harmful to U.S. corn ethanol, depending on how the laws and regulations are crafted, enforced, interpreted, repealed and/or modified.
Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits known as RINs. Prior actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. The final RVO for 2023, 2024 and 2025 set biodiesel and renewable diesel volumes below existing production levels, which contributed to lower D4, D5 and D6 RIN values in 2023 and 2024.
Our operations could be adversely impacted by domestic and/or foreign legislation, administration actions, court rulings, EPA actions, or lawsuits that may reduce clean fuel mandates, such as the RFS, Canada's clean fuel regulations, California's LCFS, or similar mandated volumes of conventional ethanol and other biofuels. To the extent domestic and/or foreign federal or state laws or regulations are modified, repealed and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our financial performance.
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
Today there are limited markets for ethanol beyond its value as an oxygenate domestically and abroad. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth in the U.S. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, the value of RINs or other low-carbon fuel credits, and availability to consumers. When discretionary blending is financially unattractive, the incremental demand for ethanol may be reduced. New incentives for SAF could open new markets for ethanol through ATJ technologies that use low-CI ethanol as a feedstock to produce SAF, which are emerging and being commercialized.
Demand for ethanol is also affected by overall demand for surface transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel. Global events, such as international health epidemics, greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by various transportation trends, such as widespread adoption of electric vehicles. Numerous automakers have announced plans to phase out the production of gasoline and diesel powered vehicles by the mid-2030s. These announcements coincide with pledges to ban the sale of internal combustion engines in countries such as Japan and the United Kingdom by 2035, as well as a statewide ban in California, which several states are imitating. If realized, these bans would accelerate the decline of liquid fuel demand for surface transportation and by extension demand for ethanol, biodiesel and renewable diesel. The EPA has implemented CAFE standards, which could require aggressive EV deployment by Original Equipment Manufacturers, though these regulations are subject to change. We continue to monitor legislation and regulations that may impact the future sales of electric vehicles as well as vehicles with internal combustion engines in various states and around the world.
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
We have seven facilities committed to carbon capture and sequestration projects, including ongoing construction of carbon capture equipment at three of our facilities. The projects we are committed to may be delayed or suspend operations for various reasons prior to us realizing any benefit. The CI benefits we anticipate from our carbon reduction strategy may not materialize. Additionally, the regulatory modeling for CI reductions may be adjusted outside of our control in such a manner that reduces the anticipated benefits from these strategies. Federal guidelines in the IRA may be changed in the future to preclude corn-based ethanol from recognizing tax incentives, or otherwise reduce our potential benefits. Delays in regulations being issued, rescinding clean energy or carbon capture tax credits, could negatively impact our carbon capture endeavors. Elimination of clean fuel tax credits and other incentives at the state, federal and international level could negatively impact our business.
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
Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. In a previous term, the Trump administration significantly increased tariffs on goods imported into the United States, which in turn led to retaliatory actions on U.S. exports. The administration has expressed antipathy towards certain existing international trade agreements, and has discussed plans to once again increase tariffs on imported goods. The outcome of trade negotiations or lack thereof, has had and/or may continue to have a material adverse effect on our business, financial condition and results of operations.
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
We are required to maintain specified financial ratios, including minimum cash flow coverage, working capital and leverage ratios under certain loan agreements. A breach of these covenants could result in default, and if such default is not cured or waived, our lenders could accelerate our debt and declare it immediately due and payable. If this occurs, we may not be able to repay or borrow sufficient funds to refinance the debt. Even if financing is available, it may not be on acceptable terms. No assurance can be given that our future operating results will be sufficient to comply with these covenants or remedy default.
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
Our plants emit biogenic carbon dioxide from fermentation as a by-product of ethanol production. While all ten of our plants have grandfathered RFS pathways allowing them to operate under their current authorized capacity under their EPA approved grandfathered limits, operating above these capacities requires an Efficient Producer Pathway, demonstrating at least a 20% reduction in GHG emissions relative to petroleum-based gasoline from a 2005 baseline. Four of our plants currently maintain Efficient Producer Pathways to operate at increased capacities. Separately, CARB began implementation of the California LCFS in 2011, which aims to decrease the CI of transportation fuel in the state. In 2024, CARB voted to amend the LCFS, which strengthened GHG benchmarks to 30% reductions vs 1990 levels by 2030, and 90% reductions vs 1990 levels by 2045. An indirect land usage charge component is included in the GHG emission calculation, which may have an adverse impact on the market for corn-based ethanol in California. The amendments to the LCFS also increase compliance requirements, including a more stringent verification for credits, potential credit forfeitures in the event of increases in operational CI scores, and other changes which could impact our ability to participate in and profit from the program.
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
We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. The top four producers account for approximately 39% of the domestic production capacity with production capacity ranging from 903 mmgy to 3,015 mmgy. The remaining ethanol producers consist of smaller entities engaged exclusively in ethanol production and large integrated grain companies that produce ethanol in addition to their base grain businesses. We compete for capital, labor, corn, shipping and other resources with these companies. Historically, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol, biodiesel and other biofuel production even though they form the primary distribution network for finished liquid fuels. As of this filing, oil refiners accounted for approximately 10% of domestic ethanol production. If these companies increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us or at pricing that provides us an acceptable margin could diminish and adversely effect on our operations, cash flows and financial position. Integrated oil companies and merchant refiners are increasingly investing in retrofitting refineries or building new refineries to produce renewable diesel, and partnering with commodity processors to supply soybean oil, distillers corn oil and other feedstocks, which could adversely impact the market for our renewable corn oil and Ultra-High Protein.

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
The futures industry is subject to extensive regulation. In addition to trading physical commodities, the company may engage in trading of futures, forward and options contracts, and other derivative instruments. As a market participant, we are subject to regulation concerning trade practices, business conduct, reporting, position limits, record retention, the conduct of our officers and employees, and other matters. Since we use exchange-traded futures contracts as part of our business, we are subject to the Commodity Exchange Act and are required to comply with a wide range of requirements imposed by the Commodity Futures Trading Commission (CFTC), Federal Energy Regulatory Commission (FERC), National Futures Association and the exchanges on which we trade.
Among other requirements, the CFTC and certain exchanges have established limits on the maximum net long and net short positions that may be held or controlled in particular commodities. The company currently maintains a hedge exemption through the CME Group for corn traded on the CBOT exchange, increasing the allowable long and short futures positions that may be held during the spot and single/all month periods. Due to rules imposed by the FERC under the Natural Gas Act, the company has enacted limitations on the size of financial positions that may be held when a physical position is held contemporaneously within a given market location.
Failure to comply with the laws, rules or regulations applicable to futures trading could have adverse consequences. Such claims could result in fines, settlements or suspended trading privileges, which could have a material adverse impact on our business, financial condition or operating results.
Our success depends on our ability to manage our changing operations.
Since our formation in 2004, our business has changed significantly in size, products and complexity. These changes place substantial demands on our management, systems, internal controls, and financial and physical resources. If we acquire or develop additional operations, implement new technologies, sell into new markets, track the CI of the feedstocks we purchase and finished products we sell, we may need to further develop our financial and managerial controls and reporting systems, and could incur expenses related to hiring additional qualified personnel and expanding our information technology infrastructure. Our ability to manage change and/or growth effectively could impact our results of operations, financial position and cash flows.
New ethanol process technologies could emerge that require less energy per gallon to produce or increase yields of various products and in some cases develop new co-products and result in lower production costs or more favorable economics for a plant. Our process technologies could become less effective or competitive than competing technologies or become obsolete and place us at a competitive disadvantage, which could have a material adverse effect on our operations, cash flows and financial position. Newly constructed plants could operate more efficiently and reliably than the legacy fleet of plants constructed approximately 20 years ago, which includes our assets, putting us at a competitive disadvantage. Competitors could successfully deploy carbon capture technology and achieve lower CI scores before we are able to do so, which could put us at a competitive disadvantage, and adversely affect our operations, financial position and cash flows.
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
Shifts in global markets, supply or demand changes, as well as adverse weather conditions, such as inadequate or excessive amounts of rain during the growing season, overly wet conditions, hail, derecho wind events, an early freeze or snowy weather during harvest could impact the supply of corn that is needed to produce ethanol. Corn stored in a temporary open pile may be damaged by rain or warm weather before the corn is dried, shipped or moved into a permanent storage structure. Any such change or conditions could adversely affect our profitability.
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
We will continue to dedicate resources and incur expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. We have implemented numerous cybersecurity measures, including but not limited to, ongoing collaboration and engagement with the Department of Homeland Security, access controls, data encryption, internal and third-party vulnerability assessments, employee training, continuous protection and monitoring, and maintenance of backup and protective systems. Our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, we cannot assure our shareholders that our security measures would be sufficient in the future. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation, which could negatively affect our financial condition, and results of operation.
We may not be able to hire and retain qualified personnel to operate our facilities.
Our success relies on our ability to attract and retain skilled and capable employees. Each of our locations, as well as our corporate office, requires qualified professionals across key roles, including but not limited to engineering, merchandising, finance, accounting, management, and other critical functions. If we are unable to hire and retain top talent, we may not be able to maximize production, optimize plant operations and effectively execute our business strategy.
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
The positions taken in our federal and state tax return filings require significant judgments, use of estimates and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite management’s belief that our tax return positions are fully supportable, certain positions may be successfully challenged by federal, state and local jurisdictions, adversely affecting our financial position.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We promote a company-wide culture of cybersecurity risk management to ensure that cybersecurity risk considerations are an integral part of decision-making at all organizational levels. To protect the confidentiality, integrity and availability of our data and information systems, we have implemented cyber defenses and continuously enhance them to address evolving threats. Our information technology (IT) department actively monitors and evaluates our cybersecurity practices to ensure alignment with our business objectives and operational needs. Our cybersecurity program is comprehensive in scope and covers the systems supporting all our business operations.
Our program is built on industry-standard frameworks, including the National Institute of Standards and Technology, and the Cybersecurity and Infrastructure Security Agency. We also follow applicable federal and state statutory and regulatory guidance and have adopted internal policies and standards in alignment with these federal and state requirements. Furthermore, we collaborate with external experts, consultants and auditors in routinely evaluating and testing our information systems controls. We also perform an annual pen-testing, cyber table-top exercise to help us test and refine our formal Cyber Incident Response Plan.
We maintain a well-documented process to oversee cybersecurity risks associated with our third-party service providers. We evaluate our third parties prior to any engagements and review their System and Organization Controls reports to obtain reasonable assurance that their controls meet our security standards.
Our IT policies communicate our expectations for employees and contractors regarding the security of our IT systems. We perform annual cyber security and technology processes training programs and regular third-party phishing campaigns to raise awareness of potential threats.
Governance
The Audit Committee of the Board of Directors has oversight of management's efforts with respect to IT systems and cybersecurity. As part of this oversight, the company's IT leader meets on a quarterly basis with the Audit Committee and on an annual basis with the company's Board of Directors. During these update meetings, IT provides the Audit Committee and

Board of Directors updates regarding any changes around our cyber defenses, ongoing IT initiatives, and emerging threats and plans to pro-actively counter these threats.
Management continuously monitors the effectiveness of our cybersecurity defenses. We invest in regular and ongoing cybersecurity training for our IT department and company overall. Our Senior Vice President Business Technology has IT industry certifications and brings over 30 years of IT background spanning all facets of technology, including applications, infrastructure and cybersecurity. Our Director of IT Security has over 20 years of experience in cybersecurity, including duties as an Information Security Officer in the United States Air Force.
As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.
Item 2. Properties.
We believe the properties owned and leased at our locations are sufficient to accommodate our current needs, as well as potential expansion.
Corporate
We lease approximately 54,000 square feet of office space in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.
Ethanol Production Segment
We own approximately 1,599 acres of land and lease approximately 79 acres of land at and around our ethanol production facilities. Additionally, we own approximately five acres of land and lease approximately five acres of land at our fuel terminal facility. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 903 million gallons of ethanol per year.
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
Holders of Record
We had 1,706 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 4, 2025. This figure does not include approximately 62.4 million shares held in depository trusts.
Dividend Policy
In order to retain and direct cash flow to the company’s operating strategy, the deployment of high-protein technology, the deployment of Clean Sugar Technology™ and other corporate purposes, the company did not pay a cash dividend on its shares of common stock for the years ended December 31, 2024 and 2023, respectively. The company does not anticipate declaring cash dividends on its common stock for the foreseeable future.
Issuer Purchases of Equity Securities
Employees and directors may surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were surrendered during the fourth quarter of 2024:

Period	Total Number of Shares Withheld	Average Price Paid per Share
October 1 - October 31	1,429	$12.85
November 1 - November 30	7,856	10.95
December 1 - December 31	847	10.58
Total	10,132	$11.19
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. We did not repurchase any shares during 2024. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2024. The graph assumes a $100 investment in our common stock and each index at December 31, 2019, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Plains, Inc., the S&P Smallcap 600 Index
and the NASDAQ Clean Edge Green Energy Index

450
400
350
300
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
Green Plains Inc.	$100.00	$85.35	$225.28	$197.67	$163.45	$61.44
S&P SmallCap 600	100.00	111.29	141.13	118.41	137.42	149.37
Nasdaq Clean Edge Green Energy	100.00	284.83	277.30	193.70	174.51	141.58
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating lower carbon, high-value ingredients from existing resources. To that end, we are currently executing on a number of initiatives to develop and implement proven agricultural, food and industrial biotechnology systems that allow for product diversification, new market opportunities and production of additional value-added low-carbon ingredients, such as Ultra-High Protein, glucose and dextrose corn syrups, renewable corn oil and more, as well as offering these technologies to the broader biofuels industry.
Green Plains Partners LP, a master limited partnership, was our primary downstream storage and logistics provider since its assets are the principal method of storing and delivering the ethanol we produce. On January 9, 2024, pursuant to the Merger Agreement, we completed the acquisition of all the publicly held common units of the partnership not already owned by us and our affiliates. As a result of the Merger, the partnership common units are no longer publicly traded. During the fourth quarter of 2024, the partnership was dissolved. Refer to Note 4 – Merger and Dispositions included in the notes to the audited consolidated financial statements included herein for more information.
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system, which is our new specialty feed ingredient branded as Sequence™. Our 50/50 joint venture with Tharaldson Ethanol Plant I LLC (Tharaldson Ethanol) owns the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in Casselton, North Dakota which produces Ultra-High Protein and increases renewable corn oil yields. These assets completed commissioning and shipped the first commercial quantities during the second quarter of 2024. Including GP Turnkey Tharaldson's capacity, the annual Ultra-High Protein capacity we market is approximately 430 thousand tons.
The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa has achieved successful ongoing production of dextrose syrups with CST™. The FQT CST™ technology allows for the production of both food and industrial grade low carbon-intensity glucose and dextrose corn syrups to target applications in food production, renewable chemicals and synthetic biology. The facility is currently capable of producing 60 million pounds of product per year, and we also anticipate modifying additional biorefineries to include FQT CST™ production capabilities to meet anticipated future customer demand.
Additionally, we have taken advantage of opportunities to divest certain assets to reallocate capital toward our current growth initiatives. We are focused on generating stable and growing operating margins through our business segments and risk management strategy.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, four with Summit Carbon Solutions and three with Trailblazer CO2 Pipeline LLC, which will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI. We have executed agreements for the future purchase, financing and installation of carbon capture equipment at our three Nebraska plants. The rights of way for the laterals to connect our Nebraska biorefineries have been secured, and all necessary Class VI sequestration well permits have been issued. We anticipate completion of these Nebraska biorefinery carbon capture projects in the second half of 2025. Summit Carbon Solutions intends to be operational in 2027. In addition, we are collaborating with global partners to explore innovative options for carbon use where pipeline transport or direct injection may not be feasible. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the IRA, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.

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
Strategic Review
As previously announced, the company initiated a strategic review process in February 2024 to explore a broad range of opportunities to enhance long-term shareholder value, including, but not limited to, acquisitions, divestitures, a merger or sale, partnerships and financings. The Board of Directors continues to progress the strategic review process, working with its financial advisors, BMO Capital Markets Corp. and Moelis & Company, and legal advisors Vinson & Elkins LLP. As part of the strategic review process, in early 2025, the company idled its Fairmont, Minnesota facility and launched a corporate reorganization and cost reduction initiative that will significantly reduce selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company has identified early in 2025 approximately $30 million of financial improvement annually, inclusive of savings from idling the Fairmont facility and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities, and is continuing to identify more opportunities that may reduce selling, general and administrative functions further. As a result of the reorganization, the company expects to take a one-time charge in the first quarter of 2025 of approximately $5 million to $7 million based on current estimates. There is no deadline or definitive timetable for completion of the strategic review process, and there can be no assurances that the process will result in a transaction or any other outcome. The company does not intend to make any further public comment regarding the review until the Board has approved a specific action or otherwise determines that additional disclosure is appropriate or required.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.1 million barrels per day during 2024 and compared to 1.0 million per day in 2023. Refiner and blender input volume increased to 895 thousand barrels per day for 2024, which was 1% higher than the 888 thousand barrels per day in 2023. Gasoline demand was consistent compared to the prior year at 8,840 thousand barrels per day in 2024. U.S. domestic ethanol ending stocks increased by approximately 0.1 million barrels compared to the prior year to 23.6 million barrels as of December 31, 2024. As of this filing, according to Prime the Pump, there were approximately 3,724 retail stations selling E15 year-round, up from 3,244 at the beginning of the year.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2024, were approximately 1,720 mmg, which was 35% higher than 1,274 mmg for the same period of 2023. Canada was the largest export destination for U.S. ethanol accounting for approximately 36% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, India, Columbia, and the Netherlands accounted for approximately

13%, 10%, 7% and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.8 to 2.0 billion gallons in 2025, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
We continue to believe that over time demand will outpace supply leading to higher co-product returns. Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow precipitously since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the fourth quarter of 2024, soybean crush was 600 million bushels, up 26 million bushels from the 574 million bushels crushed during the fourth quarter of 2023. Soybean oil stocks were at 1.24 billion pounds as of December 31, 2024, which was slightly down from the 1.36 billion pounds of stocks as of December 31, 2023. Soybean meal production was 14.2 million short tons for the fourth quarter of 2024, up from the 13.5 million short tons from the same period in the prior year.
Legislation and Regulation
We are sensitive to domestic and foreign government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, lower the price of RINs and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require or otherwise incentivize higher levels of octane blending, allow for year-round sales of higher blends of ethanol, require car manufacturers to produce vehicles that can operate on higher ethanol blends and provide incentives for reducing the CI of biofuels including ethanol. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
Federal and foreign mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production. Sales of EVs in the U.S. were approximately 1.3 million vehicles during 2024, which represented approximately 8.1% of new vehicles sales, up from 7.6% in 2023. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The IRA, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF, section 40B of the Internal Revenue Code, of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our renewable corn oil or low carbon ethanol as feedstock through an ATJ pathway, depending on the life cycle analysis model being used (this credit expired after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit (this credit expired after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of EVs, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business.
On April 30, 2024, the U.S. Department of Treasury issued regulatory guidance along with an updated GREET lifecycle assessment model for the 40B SAF tax credit, which included a pathway for U.S. corn ethanol to qualify as a feedstock for SAF if the carbon intensity is lowered through utilization of various technologies and practices, including carbon capture and climate smart agriculture practices. On June 22, 2024, the USDA put out a Request for Information on the Production of Biofuel Feedstocks using climate smart practices, which could inform rulemaking for the 45Z Clean Fuel Production Credit. On January 10, 2025, the U.S. Department of Treasury issued a notice of intent to propose rulemaking on the 45Z Clean Fuel Production Credit, which it published on February 3, 2025 in Internal Revenue Bulletin 2025-6, and on January 15, 2025 the Department of Energy released an updated 45Z GREET LCA model for calculating CI values of various feedstocks and finished fuels under 45Z. Additionally, on January 15, 2025, the USDA put forth interim rules around climate smart agriculture for crops serving as feedstocks for biofuel production, including corn, soybeans and sorghum, though it was not incorporated into Treasury’s 45Z proposed rulemaking at this time. While the proposed regulations are subject to change, and the GREET model could continue to be updated, as of this filing the GREET model indicates that CCS could reduce the CI of corn ethanol by 32 points, and that distillers corn oil used to produce biodiesel, renewable diesel or SAF has a lower CI score relative to most other feedstocks. Additionally, the 45Z rulemaking excluded imported used cooking oil from qualifying for the credit if used as a feedstock to produce on-road fuels, though it still qualifies to produce SAF.
The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2024 and 2025, setting the implied conventional ethanol levels at 15 billion gallons for 2024 and 2025. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support EVs from the final rule, but indicated they may move forward with it in a separate rulemaking. The EPA was required to propose RVOs for 2026 by November 2024, but the administration indicated on July 8, 2024 that it intends to propose RVOs for 2026 and potentially additional years in March 2025, and finalize them in December 2025. The new administration has not indicated an updated timeline for these rules.
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
A string of 2024 U.S. Supreme Court decisions, namely Loper Bright Enterprises v. Raimondo, SEC v. Jarkesy and Corner Post, Inc. v. Board of Governors of the Federal Reserve, have redefined the power of federal agencies, as well as overturned the important principle of administrative law called "Chevron deference," based on a landmark case, Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc. The Chevron deference was a doctrine of judicial deference to administrative interpretations. The general shift in power from agencies to the judicial system resulting from these decisions could impact various regulatory rules affecting our business in ways that could affect our business, prospects and operations, and our financial performance positively or negatively.
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate and upgrade equipment and facilities. Our business may also be impacted by domestic and foreign government policies, such as incentives, tariffs, duties, subsidies, import and export restrictions and outright embargos.
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
Effects of Inflation
We do not expect inflation to have a material impact on our future results of operations. However, inflation has and may continue to impact the interest rate environment in which we operate, resulting in a higher cost of capital. Refer to Item 7A. - Qualitative and Quantitative Disclosures About Market Risk, Commodity Price Risk in this report for additional information related to interest rate risk.
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
Please refer to Note 10 - Derivative Financial Instruments included in the notes to the audited consolidated financial statements included herein for further details.
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
Please refer to Note 15 - Income Taxes included in the notes to the audited consolidated financial statements included herein for further details.
Recently Issued Accounting Pronouncements
For information related to recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies included in the notes to the audited consolidated financial statements included herein.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Components of Revenues and Expenses
Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains, Ultra-High Protein and renewable corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of ethanol, distillers grains and renewable corn oil that we market for our ethanol plants, in which we earn a marketing fee, sales of ethanol and Ultra-High Protein we market for a third-party and sales of other commodities purchased in the open market. The vast majority of our revenues are from forward contracts accounted for as derivatives under ASC 815 as disclosed in the tables within Note 3 - Revenue and Note 10 - Derivative Financial Instruments included in the notes to the audited consolidated financial statements included herein. Revenues include net gains or losses from derivatives related to products sold.
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
Gain on Sale of Assets. We completed the sale of the terminal located in Birmingham, Alabama in September 2024. The sale of the terminal resulted in a pretax gain of $30.7 million recorded at the corporate level. We also completed the sale of the ethanol plant located in Atkinson, Nebraska in September 2023. The sale of Atkinson resulted in a pretax gain of $4.1 million recorded at the corporate level.
Other Income (Expense). Other income (expense) includes interest earned, interest expense and other non-operating items, as well as $3.4 million and $27.7 million grants received from the USDA for the years-ended December 31, 2023 and 2022, respectively, related to the Biofuel Producer Program.
Income (Loss) from Equity Method Investees, Net of Income Taxes. Income (loss) from equity method investees, net of income taxes represents our proportional share of earnings from our equity method investees.
Results of Operations
We maintained an average utilization rate of approximately 94% of capacity during 2024, compared with 89% of capacity for the prior year. Our operating strategy is to transform our company to a value-add agricultural technology company creating lower carbon, high-value ingredients from existing resources. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable co-products we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
Comparability
The following summarizes various events that affect the comparability of our operating results for the past three years:

•September 2024	Sale of terminal located in Birmingham, Alabama
•September 2023	Sale of ethanol plant located in Atkinson, Nebraska
•May 2022	Received a $27.7 million grant from the USDA as part of the Biofuel Producer Program. An additional $3.4 million was received in July 2023.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 9, 2024.
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
Intersegment activities between the remaining terminal and Green Plains Trade associated with terminal services transacted with the agribusiness and energy services segment will continue to be eliminated on a consolidated level.
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

The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues
Ethanol production
Revenues from external customers	$2,063,382	$2,819,986	$3,074,195
Intersegment revenues	3,707	4,555	4,445
Total segment revenues	2,067,089	2,824,541	3,078,640
Agribusiness and energy services
Revenues from external customers	395,414	475,757	588,654
Intersegment revenues	25,693	25,146	26,961
Total segment revenues	421,107	500,903	615,615
Revenues including intersegment activity	2,488,196	3,325,444	3,694,255
Intersegment eliminations	(29,400)	(29,701)	(31,406)
	$2,458,796	$3,295,743	$3,662,849

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold
Ethanol production (1)(2)	$1,983,460	$2,705,917	$3,018,625
Agribusiness and energy services	374,286	454,776	562,950
Intersegment eliminations	(29,400)	(29,701)	(31,406)
	$2,328,346	$3,130,992	$3,550,169

	Year Ended December 31,
	2024	2023	2022
Gross margin
Ethanol production (1)(2)	$83,629	$118,624	$60,015
Agribusiness and energy services	46,821	46,127	52,665
	$130,450	$164,751	$112,680

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
Ethanol production	$82,784	$92,712	$85,638
Agribusiness and energy services	2,185	2,360	3,466
Corporate activities (3)	5,618	3,172	3,594
	$90,587	$98,244	$92,698

	Year Ended December 31,
	2024	2023	2022
Operating income (loss)
Ethanol production (2)	$(40,758)	$(19,958)	$(66,485)
Agribusiness and energy services	28,156	28,100	36,415
Corporate activities (4)	(34,857)	(69,720)	(68,878)
	$(47,459)	$(61,578)	$(98,948)
(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.1 million, $2.6 million, and $12.3 million for the years-ended December 31, 2024, 2023, and 2022, respectively.
(3)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the year-ended December 31, 2024.
(4)Corporate activities for the years-ended December 31, 2024 and 2023 include a $30.7 million and $4.1 million gain on sale of assets, respectively.
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
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(81,189)	$(76,299)	$(103,377)
Interest expense	33,095	37,703	32,642
Income tax expense (benefit), net of equity method income taxes	5,153	(5,617)	4,747
Depreciation and amortization (1)	90,587	98,244	92,698
EBITDA	47,646	54,031	26,710
Other income (2)	—	(3,440)	(27,712)
Gain on sale of assets	(30,723)	(5,265)	—
Proportional share of EBITDA adjustments to equity method investees	1,792	180	180
Adjusted EBITDA	$18,715	$45,506	$(822)
(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other income for the years-ended December 31, 2023 and 2022, include grants received from the USDA related to the Biofuel Producer Program of $3.4 million and $27.7 million, respectively.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Adjusted EBITDA:
Ethanol production (1)	$39,645	$78,561	$47,390
Agribusiness and energy services	31,935	31,689	39,798
Corporate activities (2)	(23,934)	(56,219)	(60,478)
EBITDA	47,646	54,031	26,710
Other income (3)	—	(3,440)	(27,712)
Gain on sale of assets	(30,723)	(5,265)	—
Proportional share of EBITDA adjustments to equity method investees	1,792	180	180
Adjusted EBITDA	$18,715	$45,506	$(822)
(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.1 million, $2.6 million, and $12.3 million for the years-ended December 31, 2024, 2023, and 2022, respectively.
(2)Corporate activities for the years-ended December 31, 2024 and 2023 include a $30.7 million and $4.1 million gain on sale of assets, respectively.
(3)Other income for the years-ended December 31, 2023 and 2022 include grants received from the USDA related to the Biofuel Producer Program of $3.4 million and $27.7 million, respectively.
Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Total assets (1)
Ethanol production	$1,234,635	$1,275,562
Agribusiness and energy services	412,006	413,937
Corporate assets	143,716	254,300
Intersegment eliminations	(8,183)	(4,477)
	$1,782,174	$1,939,322
(1)Asset balances by segment exclude intercompany balances.
Year Ended December 31, 2024 compared with the Year Ended December 31, 2023
Consolidated Results
Consolidated revenues decreased $836.9 million in 2024 compared with 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil, partially offset by higher volumes sold on ethanol and renewable corn oil within our ethanol production segment as described below. Revenues were also lower within our agribusiness and energy services segment primarily due to lower weighted average ethanol and natural gas trading prices.
Net loss increased $4.9 million in 2024 compared with 2023 primarily due to lower margins in our ethanol production segment partially offset by a gain on the sale of assets from the Birmingham Transaction and decreased depreciation expense. Adjusted EBITDA decreased $26.8 million in 2024 compared with 2023 primarily due to lower margins in our ethanol production segment, partially offset by lower corporate personnel costs. Interest expense decreased $4.6 million in 2024 compared with 2023 primarily due to lower debt balances. Income tax expense, including income tax benefit from equity method investees, was $5.2 million in 2024 compared to an income tax benefit of $5.6 million in 2023 primarily due to an agreement in-principle with the IRS Independent Office of Appeals covering the tax years 2013 through 2018 in the fourth quarter 2024.
The following discussion provides greater detail about our segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2024	2023

Ethanol (thousands of gallons)	846,226	840,819
Distillers grains (thousands of equivalent dried tons)	1,890	1,933
Ultra-High Protein (thousands of tons)	248	223
Renewable corn oil (thousands of pounds)	290,801	279,861
Corn (thousands of bushels)	289,454	289,267
Revenues in our ethanol production segment decreased $757.5 million in 2024 compared with 2023 primarily due to lower weighted average selling prices on ethanol, distillers grains and renewable corn oil resulting in decreased revenues of $614.5 million, $114.7 million and $49.8 million, respectively, partially offset by higher ethanol and renewable corn oil volumes sold resulting in increased revenues of $13.6 million and $7.0 million, respectively. Revenues also increased as a result of hedging activities by $2.7 million.
Cost of goods sold in our ethanol production segment decreased $722.5 million for 2024 compared with 2023 primarily due to lower weighted average corn prices, lower ethanol volumes purchased and lower input costs related to natural gas resulting in decreased costs of $502.5 million, $166.1 million and $83.6 million, respectively, partially offset by higher production labor costs and higher repairs and maintenance costs resulting in increased costs of $15.9 million and $10.6 million, respectively.
Operating loss in our ethanol production segment increased $20.8 million in 2024 compared with 2023 primarily due to decreased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $82.8 million for 2024 compared with $92.7 million during 2023, with the decrease primarily due to certain assets becoming fully depreciated.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $79.8 million while operating income increased $0.1 million in 2024 compared with 2023. The decrease in revenues was primarily due to lower weighted average ethanol and natural gas trading prices.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $0.3 million for 2024 compared with 2023 primarily due to decreased freight revenue associated with the ethanol production segment.
Corporate Activities
Operating loss was impacted by a decrease in corporate activities of $34.9 million for 2024 compared with 2023, which was primarily due to an increase in gain on sale of assets and a decrease in personnel costs compared to the same period in 2023.
Income Taxes
We recorded income tax expense, including income tax benefit from equity method investees of $5.2 million for 2024 compared to an income tax benefit of $5.6 million in 2023. The increase in the amount of tax expense recorded for 2024 was primarily due to an agreement in-principle with the IRS Independent Office of Appeals covering the tax years 2013 through 2018 in the fourth quarter 2024.

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
On December 31, 2024, we had $173.0 million in cash and cash equivalents and $36.4 million in restricted cash. We also had $200.7 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2024, our subsidiaries had approximately $12.8 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by (used in) operating activities was $(30.0) million in 2024 compared to $56.3 million in 2023. Operating activities compared to the prior year were primarily affected by an increase in cash used for inventory and lower collections of accounts receivable. Net cash used in investing activities was $62.1 million in 2024 compared to $106.9 million in 2023 primarily due to higher proceeds from the sale of assets, lower capital expenditures and lower investments in equity method investees. Net cash used in financing activities was $77.4 million in 2024 compared to $71.0 million in 2023 primarily due to the retirement of debt related to the partnership and extinguishment of the partnership's non-controlling interest, offset by higher borrowings on our revolver and lower distributions paid as a result of the dissolution of the partnership.
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
We incurred capital expenditures of $95.1 million in 2024 primarily for the clean sugar expansion project at Shenandoah and for various other capital projects. The current projected estimate for capital spending for 2025 is approximately $20 million to $35 million, which is subject to review prior to the initiation of any project, and expected to be financed with cash on hand and with cash provided by operating activities. This excludes an estimated $110 million of additional expenditures related to our carbon capture and sequestration projects expected to occur in 2025 and to be funded through project related financing.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. We did not repurchase any common stock in 2024, 2023 or 2022. To date, we have repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.

Debt
We were in compliance with our debt covenants at December 31, 2024. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months and have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At December 31, 2024, the outstanding principal balance on the 2.25% notes was $230.0 million.
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
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock. These notes accrue interest at an annual rate of 11.75% and will mature on February 9, 2026. The company believes that it has adequate access to capital to source appropriate funding to refinance or extinguish the junior secured notes.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. At December 31, 2024, the outstanding principal balance was $71.6 million on the loan and the interest rate was 5.77%.
Green Plains Partners had a term loan to fund working capital, capital expenditures and other general partnership purposes. Interest on the term loan was based on 3-month SOFR plus 8.26%. On September 30, 2024, the proceeds from the Birmingham Transaction were used to repay the outstanding principal and interest of the loan in full. Prepayments totaling $56.0 million, $3.0 million and $1.0 million were made during the years ended December 31, 2024, 2023 and 2022, respectively.

We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At December 31, 2024, the outstanding principal balance was $133.5 million on the facility and the interest rate was 7.88%.
Green Plains Commodity Management has an uncommitted $40.0 million secured revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2024, the outstanding principal balance was $7.3 million on the facility and the interest rate was 6.12%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2024.
Refer to Note 11 – Debt included in the notes to the audited consolidated financial statements included herein for more information about our debt.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2024 totaled $82.3 million. As of December 31, 2024, we had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $196.6 million, future commitments for storage and transportation valued at approximately $38.9 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $17.9 million. Refer to Note 16 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.
We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At December 31, 2024, we had $578.6 million in debt, $140.8 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.4 million per year.
Refer to Note 11 – Debt included in the notes to the audited consolidated financial statements included herein for more information about our debt.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2024, revenues included net gains of $9.6 million and cost of goods sold included net gains of $0.2 million associated with derivative instruments.
Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2024, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	903,000	Gallons	$118,410
Corn	310,000	Bushels	$104,701
Distillers grains (2)	2,200	Tons (3)	$24,266
Renewable corn oil	310,000	Pounds	$9,869
Natural gas	26,400	MmBTU	$5,352

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
Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2024, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 7, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Omaha, Nebraska
February 7, 2025

Item 9B. Other Information.
During the year ended December 31, 2024, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in our Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and under the subheading “Executive Compensation—Compensation Disclosure and Analysis—Compensation Policies and Procedures—Insider Trading Policy” is incorporated by reference.
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and all other senior financial officers. Our code of ethics is available on our website at www.gpreinc.com in the “Investors and Media – Governance” section. Amendments or waivers are disclosed within five business days following its adoption.
Item 11. Executive Compensation.
Information included in the Proxy Statement under “Corporate Governance - Compensation of Directors” and “Executive Compensation” other than the “Pay vs. Performance Comparison” subheading is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” other than the “Pay vs. Performance Comparison” subheading is incorporated by reference.
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

3.2	Fifth Amended and Restated Bylaws of Green Plains Inc., dated November 14, 2022 (incorporated herein by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed on November 16, 2022)
4.1
Indenture relating to the 4.125% Convertible Senior Notes due 2022, dated as of August 15, 2016, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed August 15, 2016)

4.2(a)
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

4.2(c)	Form of Global Note representing 2.25% Convertible Senior Notes due 2027 (included as a part of Exhibit 4.3(b)).
4.3
Indenture relating to the 4.00% Convertible Senior Notes due 2024, dated as of June 21, 2019, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on June 21, 2019)

4.4	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.7 of the company’s Annual Report on Form 10-K filed February 20, 2020)
4.5	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 of the company’s Quarterly Report on Form 10-Q filed on May 3, 2024)
10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.53 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.2(a)
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker dated May 7, 2008 (incorporated herein by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.2(b)
Amendment No. 1 to Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker, dated December 18, 2009. (incorporated herein by reference to Exhibit 10.7(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)

*10.2(c)
Amendment No. 2 to Employment Agreement by and between Green Plains, Inc. and Todd Becker, dated March 27, 2018 (incorporated herein by reference to Exhibit 10.52 of the company’s Quarterly Report on Form 10-Q filed on May 7, 2018)

*10.3(a)	2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 28, 2019)
*10.3(b)	Amendment No. 1 to the 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed March 26, 2020)
*10.3(c)	Green Plains Inc. Restricted Stock Agreement for 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5(c) to the company's Annual Report on Form 10-K filed on February 9, 2024)
*10.3(d)
Green Plains Inc. Performance Share Unit Agreement for 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5(d) to the company's Annual Report on Form 10-K filed on February 9, 2024)

*10.4	Umbrella Short-Term Incentive Plan (incorporated herein by reference to Appendix A of the company’s Proxy Statement filed April 3, 2014)
*10.5
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

*10.6
Employment Agreement by and between Green Plains Inc. and Michelle S. Mapes dated February 3, 2020 (incorporated herein by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.7(a)
Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.7(b)
Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.7(c)
Second Amendment to Revolving Credit Facility, dated as of November 24, 2021, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.7(d)
Third Amendment to Revolving Credit Facility, dated as of February 20, 2022, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.8(a)
Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(b)
Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(c)
Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(d)
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(e)
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(f)
Modification to the Loan Agreement, dated May 24, 2024, by and among Green Plains Wood River LLC, and Green Plains Shenandoah, LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 6, 2024)

10.9(a)
Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto. (The schedules to the Note Purchase Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(b)
Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee. (The schedules to the Pledge and Security Agreement have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(c)
Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (The schedules to the Indenture have been omitted. The Company will furnish such schedules to the SEC upon request.) (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(d)
First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(e)
First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.10
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

10.11(a)
Exchange Agreement, dated August 3, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 4, 2022)

10.11(b)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.11(c)
Exchange Agreement, dated August 4, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on August 5, 2022)

10.11(d)
Exchange Agreement, dated August 24, 2022, by and between Green Plains Inc and the applicable Noteholders (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 25, 2022)

*10.12
Employment Agreement by and between Green Plains Inc. and James E. Stark, dated March 1, 2023 (incorporated herein by reference to Exhibit 10.4 to the company's Quarterly Report on Form 10-Q filed on May 4, 2023).

*10.13
Green Plains Inc. Executive Change in Control Severance Plan, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.14
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Todd A. Becker, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.15
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and James E. Stark, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.16
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Michelle Mapes, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.17
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Chris Osowski, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.18
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Patrich Simpkins, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.19	Green Plains Inc. Director Compensation Program (incorporated herein by reference to Exhibit 10.31 to the company's Annual Report on Form 10-K filed on February 9, 2024)
*10.20	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the company's Annual Report on Form 10-K filed on February 9, 2024)
10.21
Support Agreement, dated September 16, 2023, by and among Green Plains Partners LP, Green Plains Inc., and the parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the company's Registration Statement on Form S-4/A filed on filed November 17, 2023)

10.22
Cooperation Agreement, dated February 6, 2024, by and among Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on February 7, 2024)

*10.23
Employment Agreement by and between Green Plains Inc. and Grant Kadavy, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q filed on May 3, 2024)

*10.24
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Grant Kadavy, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q filed on May 3, 2024)

*10.25
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Phil Boggs effective November 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K/A filed on November 15, 2024)

*10.26
Executive Change in Control Severance Plan Participation Letter - Amended and Restated by and between Green Plains Inc. and Phil Boggs dated November 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K/A filed on November 15, 2024)

*10.27
Confidential Severance Agreement and Release by and between Green Plains Inc. and Jim Stark dated November 15, 2024 (incorporated herein by reference to Exhibit 10.3 to the company's Current Report on Form 8-K/A filed on November 15, 2024)

*10.28	Amendment No. 3 to Employment Agreement by and between Green Plains Inc. and Todd Becker dated December 1, 2024
*10.29	Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025
*10.30	Confidential Severance Agreement and Release by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025
19.1	Green Plains Inc. Insider Trading Policy
21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Green Plains Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 to the company's Annual Report on Form 10-K filed on February 9, 2024)
101	The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.
104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL
__________________
*Represents management compensatory contracts
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS INC
(Registrant)

Date: February 7, 2025	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 7, 2025
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Philip B. Boggs	Chief Financial Officer (Principal Financial	February 7, 2025
Philip B. Boggs	Officer and Principal Accounting Officer)

/s/ Jim Anderson	Chairman of the Board	February 7, 2025
Jim Anderson

/s/ Farha Aslam	Director	February 7, 2025
Farha Aslam

/s/ Ejnar A. Knudsen III	Director	February 7, 2025
Ejnar A. Knudsen III

/s/ Brian D. Peterson	Director	February 7, 2025
Brian D. Peterson

/s/ Martin Salinas Jr.	Director	February 7, 2025
Martin Salinas Jr.

/s/ Alain Treuer	Director	February 7, 2025
Alain Treuer

/s/ Kimberly Wagner	Director	February 7, 2025
Kimberly Wagner

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 7, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of forward contracts
As discussed in Note 2 to the consolidated financial statements, the Company records forward contracts at fair value unless the contract qualifies for and the Company elects normal purchase or sale exceptions. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or other market transactions. As of December 31, 2024, the recorded balances of the Company’s derivative assets and liabilities associated with forward contracts were $10.2 million and $4.8 million, respectively, and are classified as Level 2 assets and liabilities within Notes 5 and 10.
We identified the assessment of the valuation of forward contracts as a critical audit matter. Specifically, evaluating the valuation of forward contracts, which included assumptions related to exchange-quoted prices, and adjustments for regional location basis values, involved complex auditor judgment due to the subjectivity involved in determining the fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the valuation of forward contracts. To assess the valuation of forward contracts, for a sample of contracts, we tested the Company’s exchange-quoted prices by comparing the amounts used to observable market transactions and evaluated the Company’s adjustments for regional location basis values by comparing inputs used by the Company to third-party information, including broker quotations or other market transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2009.
Omaha, Nebraska
February 7, 2025

GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$173,041	$349,574
Restricted cash	36,354	29,188
Accounts receivable, net of allowances of $80 and $85, respectively	94,901	94,446
Inventories	227,444	215,810
Prepaid expenses and other	27,138	23,940
Derivative financial instruments	10,154	19,772
Total current assets	569,032	732,730
Property and equipment, net	1,042,460	1,021,928
Operating lease right-of-use assets	72,161	73,993
Other assets	98,521	110,671
Total assets	$1,782,174	$1,939,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$154,817	$186,643
Accrued and other liabilities	53,712	57,029
Derivative financial instruments	9,500	10,577
Operating lease current liabilities	24,711	22,908
Short-term notes payable and other borrowings	140,829	105,973
Current maturities of long-term debt	2,118	1,832
Total current liabilities	385,687	384,962
Long-term debt	432,460	491,918
Operating lease long-term liabilities	49,190	53,879
Other liabilities	40,300	18,507
Total liabilities	907,637	949,266

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 67,512,282 and 62,326,622 shares issued, and 64,707,223 and 59,521,563 shares outstanding, respectively	68	62
Additional paid-in capital	1,213,646	1,113,806
Retained deficit	(318,298)	(235,801)
Accumulated other comprehensive income (loss)	973	(3,160)
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	865,215	843,733
Noncontrolling interests	9,322	146,323
Total stockholders' equity	874,537	990,056
Total liabilities and stockholders' equity	$1,782,174	$1,939,322
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022

Revenues	$2,458,796	$3,295,743	$3,662,849

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	2,328,346	3,130,992	3,550,169
Selling, general and administrative expenses	118,045	133,350	118,930
Gain on sale of assets	(30,723)	(5,265)	—
Depreciation and amortization expenses	90,587	98,244	92,698
Total costs and expenses	2,506,255	3,357,321	3,761,797
Operating loss	(47,459)	(61,578)	(98,948)

Other income (expense)
Interest income	7,560	11,707	5,277
Interest expense	(33,095)	(37,703)	(32,642)
Other, net	1,696	5,225	27,612
Total other income (expense)	(23,839)	(20,771)	247
Loss before income taxes and income (loss) from equity method investees	(71,298)	(82,349)	(98,701)
Income tax benefit (expense)	(6,212)	5,617	(4,747)
Income (loss) from equity method investees, net of income taxes	(3,679)	433	71
Net loss	(81,189)	(76,299)	(103,377)
Net income attributable to noncontrolling interests	1,308	17,085	23,841
Net loss attributable to Green Plains	$(82,497)	$(93,384)	$(127,218)

Earnings per share
Net income (loss) attributable to Green Plains - basic and diluted	$(1.29)	$(1.59)	$(2.29)

Weighted average shares outstanding
Basic and diluted	63,796	58,814	55,541
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(81,189)	$(76,299)	$(103,377)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $1,919, ($2,021) and $5,092, respectively	(6,082)	6,348	(16,109)
Reclassification of realized losses on derivatives, net of tax benefit of ($3,223), ($5,438) and ($578), respectively	10,215	17,083	1,828
Total other comprehensive income (loss), net of tax	4,133	23,431	(14,281)
Comprehensive loss	(77,056)	(52,868)	(117,658)
Comprehensive income attributable to noncontrolling interests	1,308	17,085	23,841
Comprehensive loss attributable to Green Plains	$(78,364)	$(69,953)	$(141,499)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2022	61,840	$62	$1,069,573	$(15,199)	$(12,310)	8,244	$(91,626)	$950,500	$151,519	$1,102,019
Net income (loss)	—	—	—	(127,218)	—	—	—	(127,218)	23,841	(103,377)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(25,240)	(25,240)
Other comprehensive loss before reclassification	—	—	—	—	(16,109)	—	—	(16,109)	—	(16,109)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,828	—	—	1,828	—	1,828
Other comprehensive loss, net of tax	—	—	—	—	(14,281)	—	—	(14,281)	—	(14,281)
Exchange of 4.125% convertible notes due 2022	—	—	19,756	—	—	(1,188)	13,211	32,967	—	32,967
Redemption of 4.00% convertible notes due 2024	—	—	15,797			(4,251)	47,241	63,038	—	63,038
Investment in subsidiaries	—	—	—	—	—	—	—	—	675	675
Stock-based compensation	261	—	5,025	—	—	—	—	5,025	240	5,265
Balance, December 31, 2022	62,101	62	1,110,151	(142,417)	(26,591)	2,805	(31,174)	910,031	151,035	1,061,066
Net income (loss)	—	—	—	(93,384)	—	—	—	(93,384)	17,085	(76,299)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(22,728)	(22,728)
Other comprehensive income before reclassification	—	—	—	—	6,348	—	—	6,348	—	6,348
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	17,083	—	—	17,083	—	17,083
Other comprehensive income, net of tax	—	—	—	—	23,431	—	—	23,431	—	23,431
Investment in subsidiaries	—	—	—	—	—	—	—	—	572	572
Stock-based compensation	226	—	3,655	—	—	—	—	3,655	359	4,014
Balance, December 31, 2023	62,327	62	1,113,806	(235,801)	(3,160)	2,805	(31,174)	843,733	146,323	990,056
Net income (loss)	—	—	—	(82,497)	—	—	—	(82,497)	1,308	(81,189)
Distributions declared	—	—	—	—	—	—	—	—	(5,165)	(5,165)
Other comprehensive loss before reclassification	—	—	—	—	(6,082)	—	—	(6,082)	—	(6,082)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	10,215	—	—	10,215	—	10,215
Other comprehensive income, net of tax	—	—	—	—	4,133	—	—	4,133	—	4,133
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Investment in subsidiaries	—	—	(769)	—	—	—	—	(769)	621	(148)
Stock-based compensation	439	1	3,574	—	—	—	—	3,575	—	3,575
Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(81,189)	$(76,299)	$(103,377)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	90,587	98,244	92,698
Amortization of debt issuance costs and non-cash interest expense	2,277	2,693	3,894
Gain on the sale of assets	(30,723)	(5,265)	—
Inventory lower of cost or net realizable value adjustment	2,143	2,627	12,323
Loss on extinguishment of debt	1,763	—	419
Deferred income taxes	3,944	(6,855)	4,515
Stock-based compensation	8,274	13,032	9,071
Loss (income) from equity method investees, net of income taxes	3,679	(433)	(71)
Distribution from equity method investees	575	—	637
Other	165	2,203	(786)
Changes in operating assets and liabilities before effects of asset dispositions
Accounts receivable	(455)	14,164	8,519
Inventories	(12,745)	53,472	(23,435)
Derivative financial instruments	13,980	(2,919)	(7,145)
Prepaid expenses and other assets	(5,165)	(3,704)	(3,354)
Accounts payable and accrued liabilities	(27,907)	(34,573)	75,311
Current income taxes	(285)	497	841
Other	1,117	(538)	(351)
Net cash provided by (used in) operating activities	(29,965)	56,346	69,709

Cash flows from investing activities
Purchases of property and equipment, net	(95,084)	(108,093)	(212,366)
Proceeds from the sale of marketable securities	—	—	124,523
Proceeds from the sale of assets, net	48,704	25,403	—
Investment in equity method investees	(15,672)	(24,206)	(17,156)
Other investing activities	—	—	(253)
Net cash used in investing activities	(62,052)	(106,896)	(105,252)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	—	—	45,000
Payments of principal on long-term debt	(61,697)	(4,838)	(1,751)
Proceeds from short-term borrowings	758,095	1,190,999	1,863,315
Payments on short-term borrowings	(724,133)	(1,223,785)	(1,898,414)
Payments on extinguishment of convertible debt	—	—	(1,766)
Payments on extinguishment of non-controlling interest	(29,196)	—	—
Payments of dividends and distributions	(5,165)	(22,728)	(22,555)
Payments of transaction costs	(5,951)	—	—
Payments of loan fees	(1,544)	(16)	(2,522)
Payments related to tax withholdings for stock-based compensation	(4,699)	(9,018)	(3,806)
Other financing activities	(3,060)	(1,578)	(2,641)
Net cash used in financing activities	(77,350)	(70,964)	(25,140)

Net change in cash and cash equivalents, and restricted cash	(169,367)	(121,514)	(60,683)
Cash and cash equivalents, and restricted cash, beginning of period	378,762	500,276	560,959
Cash and cash equivalents, and restricted cash, end of period	$209,395	$378,762	$500,276

Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Continued from the previous page
	Year Ended December 31,
	2024	2023	2022
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$173,041	$349,574	$444,661
Restricted cash	36,354	29,188	55,615
Total cash and cash equivalents, and restricted cash	$209,395	$378,762	$500,276

Non-cash financing activity
Issuance of common stock as a result of the Merger	$5	$—	$—
Extinguishment of non-controlling interest within additional paid-in capital	$133,765	$—	$—
Exchange of 4.00% convertible notes due 2024 for shares of common stock held in treasury stock	$—	$—	$64,000
Exchange of 4.125% convertible notes due 2022 for shares of common stock held in treasury stock	$—	$—	$32,550

Supplemental investing activities
Assets disposed of in sale	$21,027	$22,351	$—
Less: liabilities relinquished	(3,295)	(3,779)	—
Net assets disposed	$17,732	$18,572	$—

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$486	$1,242	$583
Cash paid for interest	$31,314	$35,161	$30,889
Capital expenditures in accounts payable	$5,502	$7,001	$17,140
Capital expenditures in other liabilities	$17,918	$—	$—
Non-cash asset retirement obligation additions	$1,492	$3,013	$2,018
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
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 4 – Merger and Dispositions included herein for more information.
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
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 20.2 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains and renewable corn oil produced at our ethanol plants. We also market ethanol for a third-party producer as well as buy and sell ethanol, distillers grains, renewable corn oil, grain, natural gas and other commodities in various markets.

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
Concentrations of Credit Risk
The company is exposed to credit risk resulting from the possibility that another party may fail to perform according to the terms of the company’s contract. The company sells ethanol, distillers grains, Ultra-High Protein and renewable corn oil and markets products for third parties, which can result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers and other marketers. The company also sells grain to large commercial buyers. Although payments are typically received within fifteen days of the sale, the company continually monitors its exposure. The company is also exposed to credit risk on prepayments of undelivered inventories with a few major suppliers of petroleum products and agricultural inputs.
The company has master netting arrangements with various counterparties for the purchase and sale of natural gas. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company's accounts receivable and accounts payable would increase by $0.5 million and $1.2 million at December 31, 2024 and 2023, respectively.
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
Intangible Assets
Our intangible assets consist primarily of customer relationships, intellectual property, and licenses. These intangible assets were capitalized at fair market value and are being amortized over their estimated useful lives.
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
Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The determination of goodwill takes into consideration the fair value of net tangible and intangible assets. The company’s goodwill is related to an acquisition within our ethanol production segment.
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
Leases
The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2024, 2023 or 2022.
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
Our equity method investments, which consist primarily of our 50% investment in GP Turnkey Tharaldson LLC, totaled $51.6 million and $41.7 million as of December 31, 2024 and 2023, respectively, and are reflected in other assets on the consolidated balance sheet. Interest capitalized related to our equity method investments during the years ended December 31, 2024 and 2023 totaled $0.8 million and $1.4 million, respectively.

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
Stock-Based Compensation
The company recognizes compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the market price of the award on the date of the award agreement, or an estimated fair value for market-based awards, and is recognized over the service period on a straight-line basis, which is usually the vesting period.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which provides clarity in assessing an entity's performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for the company's fiscal year-ended December 31, 2027. Early adoption is permitted. The company is currently evaluating the impact of this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the company's fiscal year-ended December 31, 2025. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The company is currently evaluating the impact of this ASU.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The company adopted the amended guidance for the fiscal year-ended December 31, 2024. Refer to Note 6 – Segment Information included in the notes to the audited consolidated financial statements included herein for more information about our segment reporting.
3. REVENUE
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
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	88,660	10,015	—	98,675
Renewable corn oil	—	—	—	—
Other	55,613	8,685	—	64,298
Intersegment revenues	3,707	287	(3,994)	—
Total revenues from contracts with customers	147,980	18,987	(3,994)	162,973
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,522,215	329,768	—	1,851,983
Distillers grains	252,694	28,630	—	281,324
Renewable corn oil	136,671	3,346	—	140,017
Other	7,529	14,970	—	22,499
Intersegment revenues	—	25,406	(25,406)	—
Total revenues from contracts accounted for as derivatives	1,919,109	402,120	(25,406)	2,295,823
Total Revenues	$2,067,089	$421,107	$(29,400)	$2,458,796

	Twelve Months Ended December 31, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	85,474	—	—	85,474
Renewable corn oil	—	—	—	—
Other	35,222	15,593	—	50,815
Intersegment revenues	4,555	239	(4,794)	—
Total revenues from contracts with customers	125,251	15,832	(4,794)	136,289
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	2,117,296	388,764	—	2,506,060
Distillers grains	377,357	34,818	—	412,175
Renewable corn oil	179,424	8,048	—	187,472
Other	25,213	28,534	—	53,747
Intersegment revenues	—	24,907	(24,907)	—
Total revenues from contracts accounted for as derivatives	2,699,290	485,071	(24,907)	3,159,454
Total Revenues	$2,824,541	$500,903	$(29,701)	$3,295,743

	Twelve Months Ended December 31, 2022
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	28,634	—	—	28,634
Renewable corn oil	—	—	—	—
Other	42,135	7,787	—	49,922
Intersegment revenues	4,445	229	(4,674)	—
Total revenues from contracts with customers	75,214	8,016	(4,674)	78,556
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	2,286,886	481,392	—	2,768,278
Distillers grains	493,605	45,766	—	539,371
Renewable corn oil	195,114	3,954	—	199,068
Other	27,821	49,755	—	77,576
Intersegment revenues	—	26,732	(26,732)	—
Total revenues from contracts accounted for as derivatives	3,003,426	607,599	(26,732)	3,584,293
Total Revenues	$3,078,640	$615,615	$(31,406)	$3,662,849
(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented 13% of total revenues for the year ended December 31, 2024, which are recorded within the ethanol production segment. Revenues from Customer A and Customer B represented 15% and 10% of total revenues for the year ended December 31, 2023, respectively, which are recorded within the ethanol production segment. Customer A represented 13% of total revenues for the year ended December 31, 2022, which are recorded within the ethanol production segment.
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
Contract Liabilities
The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent period and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2024 when the services are provided.
4. MERGER AND DISPOSITIONS
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

The interests in the partnership owned by the company and its subsidiaries remained outstanding as limited partner interests in the surviving entity until the partnership was dissolved in the fourth quarter of 2024.
Since the company controlled the partnership prior to the Merger and continued to control the partnership after the Merger, the company accounted for the change in its ownership interest in the partnership as an equity transaction during the year ended December 31, 2024, which is reflected as a reduction of non-controlling interest with a corresponding increase to common stock and additional paid-in capital. No gain or loss was recognized in the consolidated statements of operations as a result of the Merger.
Prior to the effective time of the Merger on January 9, 2024, public unitholders owned a 49.2% limited partner interest, the company owned a 48.8% limited partner interest and a 2.0% general partner interest in the partnership. The earnings of the partnership that were attributed to its common units held by the public for the year ended December 31, 2023 are reflected in net income attributable to non-controlling interest in the consolidated statements of operations. In 2024, the non-controlling interest attributed to the partnership common units held by the public of $133.8 million were recorded as a reduction of non-controlling interest with a corresponding increase to additional paid-in capital.
The company incurred transaction costs of $5.5 million related to the Merger during the year ended December 31, 2024 and $2.0 million during the year ended December 31, 2023. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
Disposition of Birmingham Terminal
On September 30, 2024, the company completed the sale of the terminal located in Birmingham, Alabama and certain related assets and transfer of liabilities (the "Birmingham Transaction") for a sale price of $47.5 million, plus working capital of $1.2 million. The company recorded a pretax gain on the sale of $30.7 million. The proceeds from the sale were used to repay the outstanding balance of the Green Plains Partners term loan due July 20, 2026.
The assets sold and liabilities transferred of the Birmingham Transaction at closing on September 30, 2024 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Prepaid expenses and other	1,209
Property and equipment	7,012
Operating lease right-of-use assets	2,208
Goodwill	10,598

Operating lease current liabilities	(427)
Operating lease long-term liabilities	(2,312)
Other liabilities	(556)
Total identifiable net assets disposed	$17,732
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$173,041	$—	$173,041
Restricted cash	36,354	—	36,354
Inventories carried at market	—	48,500	48,500
Derivative financial instruments - assets	—	10,154	10,154
Total assets measured at fair value	$209,395	$58,654	$268,049

Liabilities
Accounts payable (1)	$—	$23,208	$23,208
Accrued and other liabilities (2)	—	2,094	2,094
Derivative financial instruments - liabilities	—	4,791	4,791
Other liabilities (2)	—	979	979
Total liabilities measured at fair value	$—	$31,072	$31,072

	Fair Value Measurements at December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$349,574	$—	$349,574
Restricted cash	29,188	—	29,188
Inventories carried at market	—	45,898	45,898
Derivative financial instruments - assets	—	13,311	13,311
Total assets measured at fair value	$378,762	$59,209	$437,971

Liabilities
Accounts payable (1)	$—	$54,716	$54,716
Accrued and other liabilities (2)	—	9,917	9,917
Derivative financial instruments - liabilities	—	10,577	10,577
Other liabilities (2)	—	659	659
Total liabilities measured at fair value	$—	$75,869	$75,869
(1)Accounts payable is generally stated at historical amounts with the exception of $23.2 million and $54.7 million at December 31, 2024 and 2023, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)As of December 31, 2024 and 2023, respectively, accrued and other liabilities includes $2.1 million and $9.9 million and other liabilities includes $1.0 million and $0.7 million of consideration related to potential earn-out payments recorded at fair value.

The fair value of the company’s debt was approximately $518.6 million compared with a book value of $575.4 million at December 31, 2024. The fair value of the company’s debt was approximately $585.0 million compared with a book value of $599.7 million at December 31, 2023. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $94.9 million and $94.4 million, respectively, at December 31, 2024 and 2023.
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
Intersegment activities between the remaining terminal and Green Plains Trade associated with terminal services transacted with the agribusiness and energy services segment will continue to be eliminated on a consolidated level.
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
The Chief Operating Decision Maker ("CODM") for the company is the Chief Executive Officer. The CODM utilizes EBITDA to assess segment performance, which is derived from revenue less cost of goods sold and selling, general and administrative expenses. The CODM manages and allocates resources to the operations of the Company's two segments. This enables the CEO to assess the Company’s overall level of available resources and determine how best to deploy these resources for capital expenditure, research and development projects, and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated expense information or forecasted expense information for the applicable reportable segment.

The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues
Ethanol production
Revenues from external customers	$2,063,382	$2,819,986	$3,074,195
Intersegment revenues	3,707	4,555	4,445
Total segment revenues	2,067,089	2,824,541	3,078,640
Agribusiness and energy services
Revenues from external customers	395,414	475,757	588,654
Intersegment revenues	25,693	25,146	26,961
Total segment revenues	421,107	500,903	615,615
Revenues including intersegment activity	2,488,196	3,325,444	3,694,255
Intersegment eliminations	(29,400)	(29,701)	(31,406)
	$2,458,796	$3,295,743	$3,662,849
Refer to Note 3 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2024	2023	2022
Cost of goods sold
Ethanol production (1)(2)	$1,983,460	$2,705,917	$3,018,625
Agribusiness and energy services	374,286	454,776	562,950
Intersegment eliminations	(29,400)	(29,701)	(31,406)
	$2,328,346	$3,130,992	$3,550,169

	Year Ended December 31,
	2024	2023	2022
Gross margin
Ethanol production (1)(2)	$83,629	$118,624	$60,015
Agribusiness and energy services	46,821	46,127	52,665
	$130,450	$164,751	$112,680

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
Ethanol production	$82,784	$92,712	$85,638
Agribusiness and energy services	2,185	2,360	3,466
Corporate activities (3)	5,618	3,172	3,594
	$90,587	$98,244	$92,698

	Year Ended December 31,
	2024	2023	2022
Operating income (loss)
Ethanol production (2)	$(40,758)	$(19,958)	$(66,485)
Agribusiness and energy services	28,156	28,100	36,415
Corporate activities (4)	(34,857)	(69,720)	(68,878)
	$(47,459)	$(61,578)	$(98,948)
(1)Costs historically reported as operations and maintenance expenses in the consolidated statements of operations are now being reported within cost of goods sold, resulting in increased cost of goods sold and decreased gross margin within the ethanol production segment.
(2)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.1 million, $2.6 million, and $12.3 million for the years-ended December 31, 2024, 2023, and 2022, respectively.
(3)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the year ended December 31, 2024.
(4)Corporate activities for the years-ended December 31, 2024 and 2023 include a $30.7 million and $4.1 million gain on sale of assets, respectively.

The following tables reconcile EBITDA, our segment measure of profit or loss, to net loss (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Year Ended December 31, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$39,645	$31,935	$71,580
Depreciation and amortization	(82,784)	(2,185)	(84,969)
Interest expense	(22,056)	(4,722)	(26,778)
Subtotal	$(65,195)	$25,028	$(40,167)
Unallocated corporate expenses (1)			(35,869)
Income tax expense, net of equity method income taxes			(5,153)
Net loss			$(81,189)

	Year Ended December 31, 2023
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$78,561	$31,689	$110,250
Depreciation and amortization	(92,712)	(2,360)	(95,072)
Interest expense	(23,545)	(7,723)	(31,268)
Subtotal	$(37,696)	$21,606	$(16,090)
Unallocated corporate expenses (1)			(65,826)
Income tax benefit, net of equity method income taxes			5,617
Net loss			$(76,299)

	Year Ended December 31, 2022
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$47,390	$39,798	$87,188
Depreciation and amortization	(85,638)	(3,466)	(89,104)
Interest expense	(14,310)	(8,922)	(23,232)
Subtotal	$(52,558)	$27,410	$(25,148)
Unallocated corporate expenses (1)			(73,482)
Income tax expense, net of equity method income taxes			(4,747)
Net loss			$(103,377)
(1)Corporate expenses include selling, general administrative expenses, gain on sale of assets, depreciation and amortization, and interest expense.
The following table sets forth capital expenditures by operating segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Capital expenditures
Ethanol production	$89,230	$107,468	$210,897
Agribusiness and energy services	833	512	1,647
Corporate activities	5,021	494	75
	$95,084	$108,474	$212,619

The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2024	2023
Total assets (1)
Ethanol production	$1,234,635	$1,275,562
Agribusiness and energy services	412,006	413,937
Corporate assets	143,716	254,300
Intersegment eliminations	(8,183)	(4,477)
	$1,782,174	$1,939,322
(1)Asset balances by segment exclude intercompany balances.
7. INVENTORIES
Inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. As of December 31, 2024 and 2023, respectively, the company recorded a $2.1 million and $2.6 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment.
The components of inventories are as follows (in thousands):

	December 31,
	2024	2023
Finished goods	$72,863	$73,975
Commodities held for sale	48,500	45,898
Raw materials	37,334	32,820
Work-in-process	13,569	14,454
Supplies and parts	55,178	48,663
	$227,444	$215,810
8. PROPERTY AND EQUIPMENT
The components of property and equipment are as follows (in thousands):

	December 31,
	2024	2023
Plant equipment	$1,200,795	$1,175,566
Buildings and improvements	218,660	218,269
Land and improvements	107,543	107,399
Railroad track and equipment	32,137	32,752
Construction-in-progress	174,151	115,243
Computer hardware and software	27,829	23,645
Office furniture and equipment	3,422	3,580
Leasehold improvements and other	27,516	31,551
Total property and equipment	1,792,053	1,708,005
Less: accumulated depreciation and amortization	(749,593)	(686,077)
Property and equipment, net	$1,042,460	$1,021,928
Interest capitalized during the years ended December 31, 2024, 2023 and 2022 totaled $4.4 million, $3.6 million and

$11.3 million, respectively.
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The company has one reporting unit to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or if an indicator of impairment occurs. The company performed its annual goodwill assessments as of October 1, 2024 and 2023 using qualitative assessments, which resulted in no indication of goodwill impairment.
On September 30, 2024, goodwill of $10.6 million was disposed of in the Birmingham Transaction, which previously was recorded within the ethanol production segment. The carrying amount of goodwill attributable to the ethanol production segment for the years ended December 31, 2024 and 2023 was $18.5 million and $29.1 million, respectively. The company records goodwill within other assets on the consolidated balance sheets.
Intangible Assets
The company recognized certain intangible assets in connection with the FQT acquisition during the fourth quarter of 2020. The components of the intangible assets are as follows (in thousands):

	December 31,
	2024	2023
Customer relationships and backlog	$17,628	$17,628
Intellectual property	9,700	9,700
Trade name	1,300	1,300
Total	28,628	28,628
Accumulated amortization	(15,962)	(13,483)
Total intangible assets, net	$12,666	$15,145

Weighted average remaining amortization period	8.9 years	9.9 years
The company recognized $2.5 million, $2.8 million, and $4.8 million of amortization expense associated with these intangible assets during the years ended December 31, 2024, 2023 and 2022, respectively. The company expects estimated amortization expense of $2.2 million, $2.0 million, $1.8 million, $1.6 million and $0.5 million, respectively, for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, as well as $4.6 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.
10. DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2024, the company’s consolidated balance sheet reflected unrealized gains of $1.0 million, net of tax, in accumulated other comprehensive income. The company expects these items will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.

Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value at December 31,			Liability Derivatives' Fair Value at December 31,
	2024	2023		2024		2023
Derivative financial instruments - forwards	$10,154	$13,311	(2)	$4,791	(1)	$10,577
Other liabilities	—	—		15		2
Total	$10,154	$13,311		$4,806		$10,579
(1)At December 31, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $4.7 million, which include $0.5 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $3.0 million of unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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
Effect of Derivative Instruments on Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss
The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,
	2024	2023	2022
Revenues	$9,832	$2,482	$3,347
Cost of goods sold	(23,270)	(25,003)	(5,753)
Net loss recognized in loss before income taxes	$(13,438)	$(22,521)	$(2,406)

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
	Year Ended December 31,
	2024	2023	2022
Commodity Contracts	$(8,001)	$8,369	$(21,201)
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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2024	2023	2022
Exchange-traded futures and options	Revenues	$4,246	$(2,552)	$2,470
Forwards	Revenues	(4,446)	4,842	(7,404)
Exchange-traded futures and options	Cost of goods sold	24,045	45,065	(59,697)
Forwards	Cost of goods sold	5,442	(4,265)	(6,381)
Net gain (loss) recognized in loss before income taxes		$29,287	$43,090	$(71,012)
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2024		December 31, 2023
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$48,500	$8,166	$45,898	$(1,104)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2024
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$9,832	$(23,270)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	6,398
Exchange-traded futures designated as hedging instruments	—	(6,039)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$9,832	$(22,911)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2023
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$2,482	$(25,003)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	(11,657)
Exchange-traded futures designated as hedging instruments	—	14,417

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$2,482	$(22,243)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2022
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$3,347	$(5,753)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	735
Exchange-traded futures designated as hedging instruments	—	5,677

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$3,347	$659

The notional volume of open commodity derivative positions as of December 31, 2024 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(2,570)				Bushels	Corn
Futures	280	(3)			Bushels	Corn
Futures	(6,915)	(4)			Bushels	Corn
Futures	(46,536)				Gallons	Ethanol
Futures	(840)	(3)			Gallons	Ethanol
Futures	388				MmBTU	Natural Gas
Futures	3,205	(3)			MmBTU	Natural Gas
Futures	(4,390)	(4)			MmBTU	Natural Gas
Futures	(8)				Tons	Soybean Meal
Options	(6)				Tons	Soybean Meal
Options	2,384				Bushels	Corn
Options	378				MmBTU	Natural Gas
Forwards			31,742	—	Bushels	Corn
Forwards			2,784	(202,522)	Gallons	Ethanol
Forwards			90	(212)	Tons	Distillers Grains
Forwards			—	(48,733)	Pounds	Renewable Corn Oil
Forwards			7,991	(1,569)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $4.1 million, $4.8 million, and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, on energy trading contracts.

11. DEBT
The components of long-term debt are as follows (in thousands):

	December 31,
	2024	2023
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Shenandoah
$75.0 million loan agreement (3)	71,625	73,125
Green Plains Partners
$60.0 million term loan (4)	—	55,969
Other	11,163	14,669
Total book value of long-term debt	437,788	498,763
Unamortized debt issuance costs	(3,210)	(5,013)
Less: current maturities of long-term debt	(2,118)	(1,832)
Total long-term debt	$432,460	$491,918
(1)The 2.25% notes had $2.7 million and $4.0 million of unamortized debt issuance costs as of December 31, 2024 and 2023, respectively.
(2)The junior notes had $0.2 million and $0.4 million of unamortized debt issuance costs as of December 31, 2024 and 2023, respectively.
(3)The loan had $0.3 million of unamortized debt issuance costs as of both December 31, 2024 and 2023.
(4)The term loan had $0.3 million of unamortized debt issuance costs as of December 31, 2023.
Scheduled long-term debt repayments excluding the effects of debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2025	$2,207
2026	127,222
2027	232,231
2028	2,169
2029	2,192
Thereafter	71,767
Total	$437,788
The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2024	2023
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$133,500	$99,000
Green Plains Commodity Management
$40.0 million hedge line	7,329	6,973
	$140,829	$105,973
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
The Junior Notes will mature on February 9, 2026 and are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct Ultra-High Protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default.

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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium, subject to quarterly adjustments, of 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At December 31, 2024, the interest rate on the loan was 5.77%.
Green Plains Partners had a term loan to fund working capital, capital expenditures and other general partnership purposes. Interest on the term loan was based on 3-month SOFR plus 8.26%. On September 30, 2024, the proceeds from the Birmingham Transaction were used to repay the outstanding principal and interest of the loan in full. Prepayments totaling $56.0 million, $3.0 million and $1.0 million were made during the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At December 31, 2024, the interest rate on the Facility was 7.88%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2024, the interest rate on the facility was 6.12%.

Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2024.
Covenant Compliance
The company was in compliance with its debt covenants as of December 31, 2024.
Restricted Net Assets
At December 31, 2024, there were approximately $12.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
12. STOCK-BASED COMPENSATION
The company has an equity incentive plan, which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 2.1 million shares remain available for issuance as of December 31, 2024. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
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

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the year ended December 31, 2024 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	607,894	$30.79
Granted	523,402	19.14
Forfeited	(10,915)	25.01
Vested	(384,868)	29.14
Non-Vested at December 31, 2024	735,513	$23.45	1.7
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
The non-vested performance share award activity for the year ended December 31, 2024 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	404,740	$30.51
Granted	270,307	23.00
Vested	(136,475)	26.22
Non-Vested at December 31, 2024	538,572	$27.82	1.4
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
The non-vested unit-based awards activity for the year ended December 31, 2024 are as follows:

	Non-Vested Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2023	18,549	$12.94
Vested (1)	(18,549)	12.94
Non-Vested at December 31, 2024 (1)	—	$—	0.0
(1)Pursuant to the Merger Agreement, each of these unvested awards became fully vested at the effective time of the Merger on January 9, 2024.
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan during the years ended December 31, 2024, 2023 and 2022, were approximately $8.3 million, $13.0 million and $9.1 million, respectively. At December 31, 2024, there was $14.2 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit related to stock-based payment is approximately 24.0% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to Green Plains	$(82,497)	$(93,384)	$(127,218)
Weighted average shares outstanding - basic and diluted	63,796	58,814	55,541
EPS - basic and diluted	$(1.29)	$(1.59)	$(2.29)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	7,696	8,419	8,556
(1)The effect related to the company's convertible debt, warrants and certain stock-based compensation award has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
14. STOCKHOLDERS’ EQUITY
As a result of the Merger, for the year ended December 31, 2024, the company issued approximately 4.7 million shares of common stock and recorded par value $0.001 per share, paid cash consideration of $29.2 million, extinguished the non-controlling interest attributed to the partnership common units held by the public of $133.8 million, and recorded transaction costs of $7.5 million within additional paid-in capital. Refer to Note 4 – Merger and Dispositions included herein for more information.

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
The company has reserved 2,550,000 shares of common stock for the exercise of warrants to non-employees, of which 2,275,000 are exercisable, treated as equity based awards and recorded as a reduction in additional paid-in capital. The remaining 275,000 warrants, of which 194,444 are exercisable as a result of achieving certain earn-out provisions and 80,556 are contingent upon certain earn-out provisions, are treated as liability based awards, and valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods. The exercise price of the warrants is $22.00 and expiration dates are December 8, 2025 for 275,000 warrants, February 9, 2026 for 275,000 warrants and April 28, 2026 for 2,000,000 warrants.
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
Share Repurchase Program
The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. The company did not repurchase any shares of common stock during 2024, 2023 or 2022. Since inception, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,			Statements of Operations Classification
	2024	2023	2022
Gains (losses) on cash flow hedges
Commodity derivatives	$9,832	$2,482	$3,347	(1)
Commodity derivatives	(23,270)	(25,003)	(5,753)	(2)
Total losses on cash flow hedges	(13,438)	(22,521)	(2,406)	(3)
Income tax benefit	(3,223)	(5,438)	(578)	(4)
Amounts reclassified from accumulated other comprehensive loss	$(10,215)	$(17,083)	$(1,828)
(1)Revenues
(2)Cost of goods sold
(3)Loss before income taxes and income from equity method investees
(4)Income tax benefit (expense)
At December 31, 2024 and 2023, the company’s consolidated balance sheets reflected unrealized gains of $1.0 million and unrealized losses of $3.2 million, net of tax, in accumulated other comprehensive loss, respectively.
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
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed as described in more detail in Note 4 – Merger and Dispositions included herein. For income tax purposes, the total consideration given by the company in exchange for the remaining interest in the partnership, creates a tax basis in the acquired interest. Because the GAAP basis in the acquired interest is less than the total consideration, a new deferred tax asset was created. The company's valuation allowance on deferred tax assets increased by a corresponding amount, which did not have a material impact on the company's consolidated financial statements.
In November 2024, the company reached an agreement in-principle with the IRS Independent Office of Appeals related to our federal R&D tax credit audit covering tax years 2013 through 2018. As a result of the agreement in-principle, the company increased our reserve for unrecognized tax benefits by $28.2 million to reflect the estimated tax credit carryforward post settlement. This increase in unrecognized tax benefits was recorded in income tax expense net of previously recorded valuation allowance.
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

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current	$2,268	$1,238	$232
Deferred	3,944	(6,855)	4,515
Total income tax expense (benefit)	$6,212	$(5,617)	$4,747
Differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax expense at federal statutory rate	$(14,750)	$(17,293)	$(21,222)
State income tax expense (benefit), net of federal benefit	1,123	(662)	746
Nondeductible compensation	1,388	2,787	1,221
Noncontrolling interests	(150)	(3,660)	(5,245)
Dissolution of MLP	23,919	—	—
R&D tax credit audit agreement in-principle	(232)	—	—
Increase (decrease) in valuation allowance	(5,491)	15,892	27,778
Stock compensation	278	(4,440)	1,105
Other	127	1,759	364
Income tax expense (benefit)	$6,212	$(5,617)	$4,747

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards - Federal	$26,104	$7,824
Net operating loss carryforwards - State	15,777	12,909
Tax credit carryforwards - Federal	35,098	63,050
Tax credit carryforwards - State	1,359	5,225
Section 174 capitalized expenses	54,470	63,267
Interest expense carryforward	20,003	16,996
Investment in partnerships and joint ventures	3,807	49,735
Inventory valuation	983	2,079
Stock-based compensation	1,377	2,371
Accrued expenses	7,818	5,200
Lease obligations	18,693	9,514
Organizational and start-up costs	379	335
Other	1,580	824
Total	187,448	239,329
Valuation allowance	(77,657)	(117,258)
Total deferred tax assets	109,791	122,071

Deferred tax liabilities
Fixed assets	(98,485)	(114,690)
Derivative financial instruments	(78)	(1,238)
Right-of-use assets	(17,081)	(6,746)
Total deferred tax liabilities	(115,644)	(122,674)
Deferred income taxes	$(5,853)	$(603)
At December 31, 2024, the company has federal research and development credits of $35.1 million which will begin to expire in 2033. The company also has $1.4 million of state credits which will expire, subject to taxable income, beginning in 2025. The company has federal net operating losses of $26.1 million which do not have an expiration date.
The company has established a valuation allowance against its deferred tax assets due to uncertainty that it will realize these assets in the future. The valuation allowance on deferred tax assets was recognized as a result of negative evidence, including cumulative losses in recent years, outweighing the more subjective positive evidence. Management considers whether it is more likely than not that some or all of the deferred tax assets will be realized, which is dependent on the generation of future taxable income and other tax attributes during the periods those temporary differences become deductible. Scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies are considered to make this assessment. The company will continue to regularly assess the realizability of deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the company to adjust its valuation allowance on deferred tax assets, which would impact the company’s results of operations in the period it is determined that these factors have changed.
In November 2024, the company reached an agreement in-principle with the IRS Independent Office of Appeals for the tax years ended December 31, 2013 through 2018. The audit will be closed upon issuance of the final audit report by the IRS. The company’s federal income tax returns for the tax years ended December 31, 2019 through 2023 are still subject to audit.
The company has unrecognized tax benefits of $79.5 million and $51.4 million as of December 31, 2024 and 2023, respectively. Unrecognized tax benefits were recorded as a reduction of the deferred tax asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable. In November 2024, the company reached an agreement in-principle with the IRS Independent Office of Appeals covering the tax years 2013 through 2018 resulting in an increase to the previously established reserve for unrecognized tax benefits.
16. COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 12.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease expense
Operating lease expense	$29,061	$27,773	$22,116
Variable lease expense (benefit) (1)	1,075	(97)	1,394
Total lease expense	$30,136	$27,676	$23,510
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,568	$27,275	$21,459

Right-of-use assets obtained in exchange for lease obligations
Operating leases	25,403	28,471	28,565

Right-of-use assets and lease obligations derecognized due to lease modifications
Right-of-use assets (1)	2,208	3,428	—
Lease obligations (1)	2,739	3,428	—
(1)Amounts presented in 2024 are related to the Birmingham Transaction, while amounts in 2023 relate to the Atkinson Transaction. Derecognition of right-of-use assets and lease obligations for both dispositions is related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	2024	2023
Weighted average remaining lease term	4.0 years	4.5 years

Weighted average discount rate	5.36%	5.16%

Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,	Amount
2025	$27,822
2026	20,595
2027	16,225
2028	7,685
2029	4,344
Thereafter	5,655
Total	82,326
Less: Present value discount	(8,425)
Lease liabilities	$73,901
Other Commitments
As of December 31, 2024, the company had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $196.6 million and future commitments for storage and transportation, valued at approximately $38.9 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to be completed in 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage, LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of December 31, 2024, the company had incurred $17.9 million of accumulated construction costs in relation to these projects, presented as property, plant and equipment on the consolidated balance sheet, with an equal and offsetting liability presented as other liabilities.
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
17. EMPLOYEE BENEFIT PLANS
The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code. During 2022, the company increased the employer match from 4% to 6% of eligible employee contributions for employees with less than 5 years of service, and up to 8% of eligible employee contributions after 5 years of service. Effective January 1, 2025, the company decreased the employer match for employees with 5 years of service from 8% to 6% of eligible employee contributions. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2024, 2023 and 2022 were $4.5 million, $3.9 million and $3.5 million, respectively.
The company contributes to a defined benefit pension plan. Since January 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2024, the plan’s assets were $4.5 million and liabilities were $5.2 million. At December 31, 2024 and 2023, net liabilities of

$0.7 million and $1.0 million, respectively, were included in other liabilities on the consolidated balance sheets.