Form 10-Q
period 2025-03-31
Green Plains Inc.
filed 2025-05-08
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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
☐ Yes ☒ No
The registrant had 65,399,452 common stock outstanding as of May 5, 2025.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the Board; our Board	Board of Directors of Green Plains Inc.
CI	Carbon Intensity
CST™	Clean Sugar Technology™ developed by Fluid Quip Technologies, LLC
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
GP Turnkey Tharaldson	GP Turnkey Tharaldson LLC
GREET	Greenhouse gases, Regulated Emissions, and Energy use in Technologies
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc., a wholly owned subsidiary of Green Plains ("Holdings"), with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., Holdings, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
Mmg	Million gallons

MSC™	Maximized Stillage Co-products™ technology developed by Fluid Quip Technologies, LLC
MTBE	Methyl tertiary-butyl ether
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%.
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,610	$173,041
Restricted cash	27,993	36,354
Accounts receivable, net of allowances of $90 and $80, respectively	97,093	94,901
Inventories	187,071	227,444
Prepaid expenses and other	21,752	27,138
Derivative financial instruments	17,791	10,154
Total current assets	450,310	569,032
Property and equipment, net of accumulated depreciation and amortization of $771,690 and $749,593, respectively	1,051,005	1,042,460
Operating lease right-of-use assets	65,879	72,161
Other assets	99,378	98,521
Total assets	$1,666,572	$1,782,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$102,305	$154,817
Accrued and other liabilities	48,548	53,712
Derivative financial instruments	12,038	9,500
Operating lease current liabilities	23,302	24,711
Short-term notes payable and other borrowings	137,424	140,829
Current maturities of long-term debt	2,118	2,118
Total current liabilities	325,735	385,687
Long-term debt	432,236	432,460
Operating lease long-term liabilities	44,426	49,190
Other liabilities	56,987	40,300
Total liabilities	859,384	907,637

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 68,200,032 and 67,512,282 shares issued, and 65,394,973 and 64,707,223 shares outstanding, respectively	68	68
Additional paid-in capital	1,221,114	1,213,646
Retained deficit	(391,204)	(318,298)
Accumulated other comprehensive income (loss)	(1,297)	973
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	797,507	865,215
Noncontrolling interests	9,681	9,322
Total stockholders' equity	807,188	874,537
Total liabilities and stockholders' equity	$1,666,572	$1,782,174
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenues	$601,515	$597,214

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	598,476	588,847
Selling, general and administrative expenses	42,912	31,769
Depreciation and amortization expenses	22,387	21,487
Total costs and expenses	663,775	642,103
Operating loss	(62,260)	(44,889)

Other income (expense)
Interest income	1,003	2,510
Interest expense	(8,913)	(7,786)
Other, net	(1,515)	449
Total other expense	(9,425)	(4,827)
Loss before income taxes and loss from equity method investees	(71,685)	(49,716)
Income tax expense	(106)	(329)
Loss from equity method investees, net of income taxes	(850)	(1,077)
Net loss	(72,641)	(51,122)
Net income attributable to noncontrolling interests	265	290
Net loss attributable to Green Plains	$(72,906)	$(51,412)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(1.14)	$(0.81)

Weighted average shares outstanding
Basic and diluted	64,069	63,341
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(72,641)	$(51,122)
Other comprehensive loss, net of tax
Unrealized losses on derivatives arising during the period, net of tax benefit of $725 and $1,916, respectively	(2,307)	(6,043)
Reclassification of realized losses on derivatives, net of tax benefit of ($12) and ($1,682), respectively	37	5,305
Total other comprehensive loss, net of tax	(2,270)	(738)
Comprehensive loss	(74,911)	(51,860)
Comprehensive income attributable to noncontrolling interests	265	290
Comprehensive loss attributable to Green Plains	$(75,176)	$(52,150)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(72,641)	$(51,122)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,387	21,487
Amortization of debt issuance costs and non-cash interest expense	486	609
Inventory lower of cost or net realizable value adjustment	2,519	4,202
Deferred income tax expense	713	233
Stock-based compensation	8,840	3,053
Loss from equity method investees, net of income taxes	850	1,077
Other	1,073	858
Changes in operating assets and liabilities
Accounts receivable	(2,202)	6,890
Inventories	38,360	20,459
Derivative financial instruments	(8,082)	7,010
Prepaid expenses and other assets	5,419	(627)
Accounts payable and accrued liabilities	(55,815)	(65,787)
Current income taxes	140	446
Other	2,912	613
Net cash used in operating activities	(55,041)	(50,599)

Cash flows from investing activities
Purchases of property and equipment, net	(16,710)	(21,795)
Investment in equity method investees, net	(4,000)	(8,408)
Net cash used in investing activities	(20,710)	(30,203)

Cash flows from financing activities
Payments of principal on long-term debt	(480)	(2,009)
Proceeds from short-term borrowings	182,319	181,430
Payments on short-term borrowings	(185,755)	(157,570)
Payments on extinguishment of non-controlling interest	—	(29,196)
Payments of transaction costs	—	(5,951)
Payments related to tax withholdings for stock-based compensation	(1,372)	(4,222)
Other financing activities	(1,753)	(3,060)
Net cash used in financing activities	(7,041)	(20,578)

Net change in cash and cash equivalents, and restricted cash	(82,792)	(101,380)
Cash and cash equivalents, and restricted cash, beginning of period	209,395	378,762
Cash and cash equivalents, and restricted cash, end of period	$126,603	$277,382
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Three Months Ended March 31,
	2025	2024
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$98,610	$237,302
Restricted cash	27,993	40,080
Total cash and cash equivalents, and restricted cash	$126,603	$277,382

Supplemental disclosures of cash flow
Cash paid (refunded) for income taxes, net	$29	$(9)
Cash paid for interest	$9,689	$8,888
Capital expenditures in accounts payable	$5,662	$5,413
Capital expenditures in other liabilities	$28,509	$—
Issuance of common stock as a result of the Merger	$—	$5
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$—	$133,765
Non-cash asset retirement obligation additions	$4,691	$568
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
Consolidated Financial Statements
The consolidated financial statements include the company’s accounts and all significant intercompany balances and transactions are eliminated. Unconsolidated entities are included in the financial statements on an equity method basis.
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
The accompanying consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP for complete financial statements, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025.
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
Cost of Goods Sold
Cost of goods sold includes materials, direct labor, shipping, plant overhead and transportation costs. Materials include the cost of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of non-management personnel involved in production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, and repairs and maintenance. Transportation costs include railcar leases, freight and shipping of the company's products, as well as storage costs incurred at destination terminals.
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
Investments in Equity Method Investees
The company's equity method investments, which consist primarily of the company's 50% investment in GP Turnkey Tharaldson, totaled $54.6 million and $51.6 million as of March 31, 2025 and December 31, 2024, respectively, and are reflected in other assets on the consolidated balance sheet. The company did not capitalize any interest related to our equity method investments during the three months ended March 31, 2025. Interest capitalized during the three months ended March 31, 2024 totaled $0.5 million.

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	19,389	3,560	—	22,949
Other	11,244	1,653	—	12,897
Intersegment revenues	314	68	(382)	—
Total revenues from contracts with customers	30,947	5,281	(382)	35,846
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	378,221	70,102	—	448,323
Distillers grains	57,534	6,081	—	63,615
Renewable corn oil	31,070	—	—	31,070
Other	—	22,661	—	22,661
Intersegment revenues	—	5,704	(5,704)	—
Total revenues from contracts accounted for as derivatives	466,825	104,548	(5,704)	565,669
Total Revenues	$497,772	$109,829	$(6,086)	$601,515

	Three Months Ended March 31, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	24,800	—	—	24,800
Other	14,347	2,412	—	16,759
Intersegment revenues	1,213	89	(1,302)	—
Total revenues from contracts with customers	40,360	2,501	(1,302)	41,559
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	350,112	73,375	—	423,487
Distillers grains	77,923	9,690	—	87,613
Renewable corn oil	34,160	—	—	34,160
Other	3,104	7,291	—	10,395
Intersegment revenues	—	6,139	(6,139)	—
Total revenues from contracts accounted for as derivatives	465,299	96,495	(6,139)	555,655
Total Revenues	$505,659	$98,996	$(7,441)	$597,214

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented approximately 13% and 15% of total revenues for the three months ended March 31, 2025 and 2024, respectively, recorded within the ethanol production segment. Revenues from Customer B and Customer C represented approximately 12% and 10%, respectively, of total revenues for the three months ended March 31, 2025, recorded within the ethanol production segment.

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
The company incurred transaction costs of $5.5 million related to the Merger during the three months ended March 31, 2024. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$98,610	$—	$98,610
Restricted cash	27,993	—	27,993
Inventories carried at market	—	21,930	21,930
Derivative financial instruments - assets	—	9,765	9,765
Total assets measured at fair value	$126,603	$31,695	$158,298

Liabilities
Accounts payable (1)	$—	$15,110	$15,110
Derivative financial instruments - liabilities	—	12,038	12,038
Other liabilities (2)	—	1,062	1,062
Total liabilities measured at fair value	$—	$28,210	$28,210

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash and cash equivalents	$173,041	$—	$173,041
Restricted cash	36,354	—	36,354
Inventories carried at market	—	48,500	48,500
Derivative financial instruments - assets	—	10,154	10,154
Total assets measured at fair value	$209,395	$58,654	$268,049

Liabilities
Accounts payable (1)	$—	$23,208	$23,208
Accrued and other liabilities (2)	—	2,094	2,094
Derivative financial instruments - liabilities	—	4,791	4,791
Other liabilities (2)	—	979	979
Total liabilities measured at fair value	$—	$31,072	$31,072
(1)Accounts payable is generally stated at historical amounts with the exception of $15.1 million and $23.2 million at March 31, 2025 and December 31, 2024, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)Accrued and other liabilities includes $2.1 million at December 31, 2024, while other liabilities includes $1.1 million and $1.0 million of consideration related to potential earn-out payments recorded at fair value at March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the fair value of the company’s debt was approximately $517.8 million compared with a book value of $571.8 million. At December 31, 2024, the fair value of the company’s debt was approximately $518.6 million compared with a book value of $575.4 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $97.1 million and $94.9 million at March 31, 2025 and December 31, 2024, respectively.

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
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees, overhead costs, gain on sale of assets, and restructuring costs not directly related to a specific operating segment.
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
The Chief Operating Decision Maker ("CODM") for the company is the Interim Principal Executive Officer. The CODM utilizes EBITDA to assess segment performance, which is derived from revenue less cost of goods sold and selling, general and administrative expenses. The CODM manages and allocates resources to the operations of the Company's two segments. This enables the Interim Principal Executive Officer to assess the Company’s overall level of available resources and determine how best to deploy these resources for capital expenditure, research and development projects, and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated expense information or forecasted expense information for the applicable reportable segment.
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
Ethanol production
Revenues from external customers	$497,458	$504,446
Intersegment revenues	314	1,213
Total segment revenues	497,772	505,659
Agribusiness and energy services
Revenues from external customers	104,057	92,768
Intersegment revenues	5,772	6,228
Total segment revenues	109,829	98,996
Revenues including intersegment activity	607,601	604,655
Intersegment eliminations	(6,086)	(7,441)
	$601,515	$597,214

Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2025	2024
Cost of goods sold
Ethanol production (1)	$503,464	$508,302
Agribusiness and energy services	101,098	87,986
Intersegment eliminations	(6,086)	(7,441)
	$598,476	$588,847

	Three Months Ended March 31,
	2025	2024
Gross margin
Ethanol production (1)	$(5,692)	$(2,643)
Agribusiness and energy services	8,731	11,010
	$3,039	$8,367

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization
Ethanol production	$21,035	$20,534
Agribusiness and energy services	598	505
Corporate activities	754	448
	$22,387	$21,487

	Three Months Ended March 31,
	2025	2024
Operating income (loss)
Ethanol production (1)	$(39,550)	$(33,653)
Agribusiness and energy services	1,533	6,004
Corporate activities (2)	(24,243)	(17,240)
	$(62,260)	$(44,889)

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Corporate activities includes $10.3 million of restructuring costs for the three months ended March 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its CEO.
During the three months ended March 31, 2025, the company incurred restructuring costs related to severance, stock based compensation and other charges as a result of cost reduction initiatives that were recorded within the following line items in the consolidated statements of operations (in thousands):

	Three Months Ended March 31, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$2,260	459	—	$2,719
Selling, general and administrative expenses	210	1,658	10,341	12,209
Other, net	—	154	1,505	1,659
Total restructuring costs	$2,470	2,271	11,846	$16,587
The following tables reconcile EBITDA, our segment measure of profit or loss, to net loss (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Three Months Ended March 31, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$(19,416)	$3,156	$(16,260)
Depreciation and amortization	(21,035)	(598)	(21,633)
Interest expense	(4,820)	(2,427)	(7,247)
Subtotal	$(45,271)	$131	$(45,140)
Unallocated corporate expenses (1)			(27,666)
Income tax expense, net of equity method income tax benefit			165
Net loss			$(72,641)

	Three Months Ended March 31, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$(13,621)	$7,056	$(6,565)
Depreciation and amortization	(20,534)	(505)	(21,039)
Interest expense	(5,061)	(1,141)	(6,202)
Subtotal	$(39,216)	$5,410	$(33,806)
Unallocated corporate expenses (1)			(16,987)
Income tax expense, net of equity method income tax benefit			(329)
Net loss			$(51,122)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our CEO.
The following table sets forth total assets by operating segment (in thousands):

	March 31, 2025	December 31, 2024
Total assets (1)
Ethanol production	$1,244,617	$1,234,635
Agribusiness and energy services	351,655	412,006
Corporate assets	77,219	143,716
Intersegment eliminations	(6,919)	(8,183)
	$1,666,572	$1,782,174
(1)Asset balances by segment exclude intercompany balances.

6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $2.5 million and $2.1 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of March 31, 2025 and December 31, 2024, respectively.
The components of inventories are as follows (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$60,166	$72,863
Commodities held for sale	21,930	48,500
Raw materials	33,479	37,334
Work-in-process	13,516	13,569
Supplies and parts	57,980	55,178
	$187,071	$227,444
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2025, the company’s consolidated balance sheet reflected unrealized losses of $1.3 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value			Liability Derivatives' Fair Value
	March 31, 2025		December 31, 2024	March 31, 2025	December 31, 2024
Derivative financial instruments - forwards	$9,765	(1)	$10,154	$12,038	$4,791	(2)
Other liabilities	—		—	9	15
Total	$9,765		$10,154	$12,047	$4,806
(1)At March 31, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $8.0 million, which include $0.7 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and $1.4 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges,
(2)At December 31, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $4.7 million, which include $0.5 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $3.0 million of unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 31,
	2025	2024
Revenues	$(25)	$3,736
Cost of goods sold	(24)	(10,723)
Net loss recognized in loss before income taxes	$(49)	$(6,987)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended March 31,
	2025	2024
Commodity contracts	$(3,032)	$(7,959)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2025	2024
Exchange-traded futures and options	Revenues	$2,892	$(1,073)
Forwards	Revenues	2,332	(2,729)
Exchange-traded futures and options	Cost of goods sold	(1,373)	3,037
Forwards	Cost of goods sold	(6,982)	2,868
Net gain (loss) recognized in loss before income taxes		$(3,131)	$2,103

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$21,930	$2,655	$48,500	$8,166
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2025		2024
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(25)	$(24)	$3,736	$(10,723)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	1,138	—	(4,361)
Exchange-traded futures designated as hedging instruments	—	231	—	5,262
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(25)	$1,345	$3,736	$(9,822)

The notional volume of open commodity derivative positions as of March 31, 2025 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	4,120				Bushels	Corn
Futures	(4,295)	(4)			Bushels	Corn
Futures	(106,218)				Gallons	Ethanol
Futures	(7,688)				MmBTU	Natural Gas
Futures	6,590	(3)			MmBTU	Natural Gas
Futures	(165)	(4)			MmBTU	Natural Gas
Options	2				Tons	Soybean Meal
Options	310				Pounds	Soybean Oil
Forwards			36,821	—	Bushels	Corn
Forwards			5,974	(197,075)	Gallons	Ethanol
Forwards			94	(219)	Tons	Distillers Grains
Forwards			—	(55,505)	Pounds	Renewable Corn Oil
Forwards			16,212	(292)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	March 31, 2025	December 31, 2024
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
$125.0 million junior secured mezzanine notes due 2026 (2)	125,000	125,000
Green Plains Shenandoah
$75.0 million loan agreement due 2035 (3)	71,250	71,625
Other	10,940	11,163
Total book value of long-term debt	437,190	437,788
Unamortized debt issuance costs	(2,836)	(3,210)
Less: current maturities of long-term debt	(2,118)	(2,118)
Total long-term debt	$432,236	$432,460
(1)The 2.25% notes had $2.4 million and $2.7 million of unamortized debt issuance costs as of March 31, 2025 and December 31, 2024, respectively.
(2)The junior notes had $0.2 million of unamortized debt issuance costs as of both March 31, 2025 and December 31, 2024.
(3)The loan had $0.2 million and $0.3 million of unamortized debt issuance costs as of both March 31, 2025 and December 31, 2024, respectively.

The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2025	December 31, 2024
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$129,000	$133,500
Green Plains Commodity Management
$40.0 million hedge line	8,424	7,329
	$137,424	$140,829
Corporate Activities
In March 2021, the company issued an aggregate $230.0 million of 2.25% convertible senior notes due on March 15, 2027. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The 2.25% notes are senior, unsecured obligations of the company. The 2.25% notes are convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and stock (and cash in lieu of fractional shares). However, before September 15, 2026, the 2.25% notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2.25% notes for redemption.
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
The Junior Notes were amended on May 7, 2025, which extended the maturity date from February 9, 2026 to May 15, 2026. The Junior Notes are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrue interest at an annual rate of 11.75%. However, subject to the satisfaction of certain conditions, Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At March 31, 2025, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At March 31, 2025, the interest rate on the Facility was 7.50%.
Green Plains Commodity Management has an uncommitted $40.0 million revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2025, the interest rate on the facility was 6.09%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2025.

Covenant Compliance
The company was in compliance with its debt covenants as of March 31, 2025.
Restricted Net Assets
At March 31, 2025, there were approximately $22.3 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
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
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the three months ended March 31, 2025 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	735,513	$23.45
Granted	768,264	5.75
Forfeited	(81,589)	21.68
Vested	(342,774)	26.08
Non-Vested at March 31, 2025	1,079,414	$10.15	2.5
Performance Share Awards
On March 10, 2025, March 13, 2024, and March 9, 2023, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 3.87% and 4.44%, dividend yields of 0%, expected volatility of 55.4% and 54.6%, closing stock price on the date of grant of $5.48 and $20.21, resulting in an estimated fair value of $7.08 and $25.23 per share. Performance shares granted in 2023 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2025, 2024 and 2023 awards are 950,870 performance shares which represents 200% of the 475,435 performance shares that remain outstanding, excluding forfeited shares. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period. This excludes an additional 69,959 performance shares granted to the Interim Principal Executive Officer in 2023, 2024 and 2025, which will vest at 100% of target on December 31, 2025.

On March 14, 2022, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period. On March 14, 2025, based on the criteria discussed above, the 2022 performance shares vested at 30%, which resulted in the issuance of 14,259 shares of common stock.
On February 28, 2025, the company announced the departure of Todd Becker as President and Chief Executive Officer, effective March 1, 2025. In accordance with his separation agreement, 221,895 of remaining outstanding performance shares that were granted during 2022, 2023, and 2024 vested immediately at target.
The non-vested performance share award activity for the three months ended March 31, 2025 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	538,572	$27.82
Granted	360,895	5.48
Forfeited	(117,919)	28.10
Vested	(236,154)	28.18
Non-Vested at March 31, 2025	545,394	$12.83	2.5
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $8.8 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively, with the increase primarily driven by accelerated vesting for the company's CEO. At March 31, 2025, there was $13.0 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.6 years. The potential tax benefit related to stock-based payment is approximately 24.0% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Green Plains	$(72,906)	$(51,412)
Weighted average shares outstanding - basic and diluted	64,069	63,341
EPS - basic and diluted	$(1.14)	$(0.81)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	7,775	7,634
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
Components of stockholders’ equity for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	$68	$1,221,114	$(391,204)	$(1,297)	2,805	$(31,174)	$797,507	$9,681	$807,188

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	$67	$1,209,672	$(287,213)	$(3,898)	2,805	$(31,174)	$887,454	$13,014	$900,468

Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations Classification
	2025	2024
Gains (losses) on cash flow hedges
Commodity derivatives	$(25)	$3,736	(1)
Commodity derivatives	(24)	(10,723)	(2)
Total losses on cash flow hedges	(49)	(6,987)	(3)
Income tax benefit	12	1,682	(4)
Amounts reclassified from accumulated other comprehensive loss	$(37)	$(5,305)
(1)Revenues
(2)Costs of goods sold
(3)Loss before income taxes and loss from equity method investees
(4)Income tax benefit
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
The company recorded income tax expense of $0.1 million for the three months ended March 31, 2025, compared with income tax expense of $0.3 million for the same period in 2024.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 12.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease expense
Operating lease expense	$7,328	$7,136
Variable lease expense (1)	222	186
Total lease expense	$7,550	$7,322
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,372	$6,988

Right-of-use assets obtained in exchange for lease obligations
Operating leases	282	7,163
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term	3.8 years	4.0 years

Weighted average discount rate	5.41%	5.36%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2025 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2025	$20,515
2026	20,673
2027	16,303
2028	7,763
2029	4,357
Thereafter	5,655
Total	75,266
Less: Present value discount	(7,538)
Lease liabilities	$67,728
Other Commitments
As of March 31, 2025, the company had contracted future purchases of grain, distillers grains and natural gas, valued at approximately $257.0 million and future commitments for storage and transportation, valued at approximately $37.7 million.

The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to be completed in 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of March 31, 2025, the company had incurred $28.5 million of accumulated construction costs in relation to the projects, presented as property, plant and equipment on the consolidated balance sheet, with an equal and offsetting liability presented as other liabilities.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
14.    SUBSEQUENT EVENT
On May 7, 2025, the company entered into an amendment to its $125 million junior secured mezzanine notes (the “Junior Notes”) with BlackRock to extend the maturity date to May 15, 2026, with an amendment fee of 2.0% to be added to the principal balance of the Junior Notes, payable at the maturity date. The amendment includes a trigger date of July 31, 2025, at which date if the Junior Notes are not repaid additional collateral will be required, fees will be assessed, and BlackRock's warrants will be repriced from a $22.00 to a $7.00 exercise price with the expiration date extended from April 28, 2026 to December 31, 2029. As a result, the outstanding balance is classified within long-term debt in the consolidated balance sheets.
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC that matures on July 30, 2025. The facility bears interest at 10% on borrowings and has a 0.5% fee on the unused balance. Interest and fees are due on the 5th of each month. Also executed as part of the credit facility, the company has issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants have a ten year exercise period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2024.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions, changes in government policies, and global political or economic issues; the financial condition of the company’s customers and counterparties; any non-performance by customers and counterparties of their contractual obligations; changes in customer, employee or supplier relationships resulting from the Merger; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws, tariffs, renewable fuel programs, and low carbon programs; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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

We group our business activities into the following two operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at ten biorefineries in Illinois, Indiana, Iowa, Minnesota, Nebraska and Tennessee. At capacity, our ten facilities are capable of processing approximately 310 million bushels of corn per year and producing approximately 903 million gallons of ethanol, 2.2 million tons of distillers grains and Ultra-High Protein, and 310 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel, renewable diesel and SAF. We are one of the largest ethanol producers in North America.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, with approximately 20.2 million bushels of grain storage capacity, and our commodity marketing business, which markets, sells and distributes the ethanol, distillers grains and renewable corn oil produced at our ethanol plants. We also buy and sell ethanol, distillers grains, renewable corn oil, grain, natural gas and other commodities in various markets.
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, our four Iowa and Minnesota facilities with Summit Carbon Solutions and our three Nebraska biorefineries with Trailblazer CO2 Pipeline LLC, which will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI, in some cases by more than half. We have executed agreements for the future purchase, financing and installation of carbon capture equipment at our three Nebraska plants. We anticipate completion of these Nebraska biorefinery carbon capture projects in the fourth quarter of 2025, and Summit Carbon Solutions intends to be operational in 2027. There are few ethanol production facilities with carbon capture in place today, and we believe we may be among the first to produce lower-CI ethanol at scale. In addition, we are exploring alternatives for biogenic carbon dioxide utilization where pipeline transport or direct injection may not be feasible. Reducing the CI of our ethanol could allow us to benefit from state, federal and foreign clean fuel programs, including LCFS programs at the state level and federal tax credits under the IRA, including the 45Z Clean Fuel Production Credit, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
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
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully completed full scale 60% protein production runs using FQT's MSC™ system, which is our specialty feed ingredient branded as Sequence™. We formed a 50/50 joint venture with Tharaldson Ethanol Plant I LLC (Tharaldson Ethanol), which owns the MSC™ technology assets added adjacent to the Tharaldson Ethanol plant in Casselton, North Dakota to produce Ultra-High Protein and increase renewable corn oil yields. Operations commenced during the second quarter of 2024. Including GP Turnkey Tharaldson's capacity, the annual Ultra-High Protein capacity we market is approximately 430 thousand tons.
The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa has achieved successful ongoing production of dextrose syrups with CST™. The FQT CST™ technology allows for the production of both food and industrial grade low carbon-intensity glucose and dextrose corn syrups to target applications in food production, renewable chemicals and synthetic biology. The facility is currently capable of producing approximately 60 million pounds of product per year. During the quarter, the company idled its operations at the Clean Sugar Technology (CST™) facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. CST™ has already proven its ability to produce a high-purity dextrose with a lower carbon intensity and the company remains confident in its commercial potential. The decision to temporarily pause operations presents an opportunity to further refine the dextrose production process.
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
Recent Developments
Junior Notes and Warrant Amendments
On May 7, 2025, the company entered into an amendment to its $125 million junior secured mezzanine notes (the “Junior Notes”) with BlackRock to extend the maturity date to May 15, 2026, with an amendment fee of 2.0% to be added to the principal balance of the Junior Notes, payable at the maturity date. The amendment includes a trigger date of July 31, 2025, at which date if the Junior Notes are not repaid additional collateral will be required, fees will be assessed, and BlackRock's warrants will be repriced from a $22.00 to a $7.00 exercise price with the maturity date extended from April 28, 2026 to December 31, 2029.
Ancora Credit Facility and Warrants
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matures on July 30, 2025. The facility bears interest at 10% on borrowings and has a 0.5% fee on the unused balance. Interest and fees are due on the 5th of each month. Also executed as part of the credit facility, the company has issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants have a ten year exercise period.
Ethanol Marketing Agreement with Eco-Energy, LLC
On April 16, 2025, the company entered into an ethanol marketing agreement with Eco-Energy, LLC. The marketing agreement is for a term of five years, with certain early termination rights, and requires the company to sell exclusively to the Eco-Energy LLC, and for Eco-Energy LLC to purchase from the company all fuel grade ethanol, or other ethanol specifications as agreed to for a predetermined market-based marketing fee that may be adjusted based on gallons shipped. Eco-Energy, LLC has also agreed to handle certain back office duties related to the ethanol marketing and logistics across the company's platform, providing end-to-end support to optimize value, expand market access and improve supply chain efficiency. On April 14, 2025, a conforming amendment was entered into on the $350 million revolver to accommodate concentration risk with Eco-Energy, LLC.
Cooperation Agreement
On April 11, 2025, the company entered into a Cooperation Agreement with Ancora Holdings Group, LLC, a long-term shareholder, which outlines certain compositional changes to the Board, and provides for a standstill, voting commitment and other customary provisions.
The changes to the Board resulted in the appointment of three individuals as independent members on April 14, 2025, Steve Furcich, Carl Grassi, and Patrick Sweeney. These individuals were appointed as part of the continuation of the company's refreshment of the Board as they possess additive experience in key areas such as the agriculture and commodities sector, capital allocation, finance, long-term planning, and strategic reviews and transactions. Now through the Annual Meeting, the appointments will result in an expansion of the Board to ten members. The Board will be reduced to eight members due to Ejnar A. Knudsen III and Alain Treuer not standing for re-election at this year’s Annual Meeting.
Leadership Transition
On February 28, 2025, the company announced the departure of Todd Becker as President and Chief Executive Officer and member of the Board, effective March 1, 2025. The Board has engaged an executive search firm to identify a new Chief Executive Officer. The Board appointed Michelle Mapes, Chief Legal & Administration Officer, as Interim Principal Executive Officer, and also appointed an executive committee comprised of Ms. Mapes, Jamie Herbert, Chief Human Resource Officer, Chris Osowski, Executive Vice President – Operations and Technology, and Imre Havasi, Senior Vice

President – Head of Trading and Commercial Operations to lead the company until Mr. Becker’s successor is appointed. The Board designated Ms. Mapes as Interim Principal Executive Officer, effective as of March 1, 2025. As part of the company’s corporate reorganization and cost reduction initiative, Michelle Mapes' position as Chief Legal and Administration Officer and Corporate Secretary will be eliminated, effective no later than December 31, 2025, and both Grant Kadavy's position of EVP - Commercial Operations and Leslie van der Meulen's position of EVP - Product Marketing and Innovation were eliminated, effective February 6, 2025.
Restructuring Costs
As part of the strategic review process, in early 2025, the company launched a corporate reorganization and cost reduction initiative that will significantly reduce selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company identified approximately $45 million of financial improvement annually, inclusive of savings from idling the Fairmont, Minnesota facility, transitioning to a third party ethanol marketer, and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities. The company is continuing to identify additional opportunities. As a result of the reorganization, the company recorded one-time restructuring costs in the first quarter of 2025 of $16.6 million, which includes severance related to the departure of its CEO.
Strategic Review
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
Idling of Clean Sugar Technology facility in Shenandoah, Iowa
During the quarter, the company idled its operations at the Clean Sugar Technology (CST™) facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. CST™ has already proven its ability to produce a high-purity dextrose with a lower carbon intensity and the company remains confident in its commercial potential. The decision to temporarily pause operations presents an opportunity to further refine the dextrose production process.
Idling of Fairmont, Minnesota Plant
In January 2025, the company idled its 119 million gallon ethanol plant in Fairmont, Minnesota as a result of persistent margin pressures, and the majority of the staff was terminated. The facility remains on track for carbon capture and sequestration coming online in 2027, which would fundamentally reshape the economics of the facility. The company will continue to monitor the potential margin available to determine any changes to future operations.

Results of Operations
During the first quarter of 2025, we maintained an average utilization rate of approximately 87.7% of capacity, or 99.9% excluding Fairmont, resulting in ethanol production of 195.2 mmg, compared with 208.0 mmg, or 92.4% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five of our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.08 million barrels per day during the first quarter of 2025, which was approximately 3.8% higher than the 1.04 million barrels per day for the same quarter last year. Refiner and blender input volume was 855 thousand barrels per day for the first quarter of 2025, compared with 851 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2025 was in line with the prior year quarter at 8.5 million barrels per day. U.S. domestic ethanol ending stocks increased by approximately 0.2 million barrels compared to the prior year, or 0.8%, to 26.6 million barrels as of March 31, 2025.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2025, were approximately 337 mmg, up from the 289 mmg for the same period of 2024. Year to date, Canada was the largest export destination for U.S. ethanol accounting for approximately 31% of domestic ethanol export volume, driven in part by their national clean fuel standard. India, Netherlands, Philippines and United Kingdom accounted for approximately 14%, 11%, 8%, and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.8 to 2.1 billion gallons in 2025, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the first quarter of 2025, soybean crush was approximately 572.9 million bushels, up 4.5 million bushels from the 568.4 million bushels crushed during the first quarter of 2024. Soybean oil stocks for the first quarter of 2025 were 1.5 billion pounds, which was down 0.4 billion pounds from the 1.9 billion pounds of stocks as of March 31, 2024. Soybean meal production was 13.6 million short tons for the first quarter of 2025, up 0.2 million short tons from the 13.4 million short tons from the same period in the prior year.
Legislation and Regulation
We are sensitive to domestic and foreign government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Following the transition in U.S. presidential administration in early 2025, multiple executive orders signaling a shift in federal energy and environmental policy have been issued. These actions have included prioritization of domestic energy production, including fossil fuel sources, and challenges to state-level climate initiatives. As a result, there remains uncertainty regarding the future of federal support for renewable fuels and low-carbon programs. While we believe that biofuels remain aligned with the broader goals of U.S. energy independence and energy security, we continue to closely monitor evolving federal and state regulatory developments that may affect the supply, demand, or economic incentives for renewable fuels.
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
Federal and foreign mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production. Sales of EVs in the U.S. were approximately 296 thousand vehicles during the first quarter of 2025, which represented approximately 7.5%

of new vehicles sales, up 11.3% from the approximately 266 thousand in 2024. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
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
The RFS sets a floor for biofuels use in the United States. In June 2023, the EPA finalized RVOs for 2024 and 2025, setting the implied conventional ethanol levels at 15 billion gallons for 2024 and 2025. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, setting the volumes at 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the finalized cellulosic volumes, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program to support EVs from the final rule, but indicated they may move forward with it in a separate rulemaking. The EPA was required to propose RVOs for 2026 by November 2024, but the administration indicated on July 8, 2024 that it intends to propose RVOs for 2026 and potentially additional years in March 2025, and finalize them in December 2025. The new administration has not indicated an updated timeline for these rules.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. On October 21, 2024, the U.S. Supreme Court agreed to review the various Circuit Court rulings on SREs to determine the proper venue. On February 6, 2025, the U.S. Supreme Court denied the new administration’s request to delay the case and oral arguments took place on March 25, 2025 with a final ruling expected by the end of the current term.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2025 driving season marking the seventh consecutive year that E15 is able to be sold year-round nationwide, with the exception of California which has not approved the fuel. On October 25, 2024, the Governor of California issued a directive to CARB to expedite the ongoing multi-year review process for approving the use of E15 in the State.
The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states beginning with the 2025 summer driving season, which would have the practical effect of allowing for E15 to be sold year- round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin. On February 21, 2025, the EPA announced it will uphold the April 28, 2025 implementation date and allowed states until February 26, 2025 to submit a request for delayed implementation. The State of Ohio and the State of South Dakota requested delayed implementation until 2026. Ohio’s request included the entire state and South Dakota’s request was limited to the western portion of their state.
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
More states are expected to join California, Washington, Oregon, and New Mexico in establishing their own LCFS programs. In recent years, several states have made progress on developing such programs by introducing legislation. Hawaii, Illinois, New Jersey, and New York have all introduced or reintroduced LCFS laws in 2025. However, most are at very early stages and still in committee.
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
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate, and upgrade equipment and facilities, or limit the feasibility of certain capital improvement, expansion, or other projects due to environmental related permitting restrictions. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. While the current administration’s efforts to counter trade barriers in certain countries may ultimately benefit the ethanol industry (such as Brazil, where U.S. ethanol has been subject to tariffs since 2020), the risk of reciprocal tariffs by other countries, including Canada and Mexico, may impede exported volumes. We employ maintenance and operations personnel at each of our facilities, which are regulated by the Occupational Safety and Health Administration.

Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2025 compared to 2024, along with the disposition of our Birmingham, Alabama terminal in September of 2024, the idling of our Fairmont, Minnesota plant in January of 2025 and our corporate restructuring and cost saving initiatives in early 2025.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended March 31,		% Variance
	2025	2024
Revenues
Ethanol production
Revenues from external customers	$497,458	$504,446	(1.4)%
Intersegment revenues	314	1,213	(74.1)
Total segment revenues	497,772	505,659	(1.6)
Agribusiness and energy services
Revenues from external customers	104,057	92,768	12.2
Intersegment revenues	5,772	6,228	(7.3)
Total segment revenues	109,829	98,996	10.9
Revenues including intersegment activity	607,601	604,655	0.5
Intersegment eliminations	(6,086)	(7,441)	(18.2)
	$601,515	$597,214	0.7%

	Three Months Ended March 31,		% Variance
	2025	2024
Cost of goods sold
Ethanol production (1)	$503,464	$508,302	(1.0)%
Agribusiness and energy services	101,098	87,986	14.9
Intersegment eliminations	(6,086)	(7,441)	(18.2)
	$598,476	$588,847	1.6%

	Three Months Ended March 31,		% Variance
	2025	2024
Gross margin
Ethanol production (1)	$(5,692)	$(2,643)	115.4%
Agribusiness and energy services	8,731	11,010	(20.7)
	$3,039	$8,367	(63.7)%

	Three Months Ended March 31,		% Variance
	2025	2024
Depreciation and amortization
Ethanol production	$21,035	$20,534	2.4%
Agribusiness and energy services	598	505	18.4
Corporate activities	754	448	68.3
	$22,387	$21,487	4.2%

	Three Months Ended March 31,		% Variance
	2025	2024
Operating income (loss)
Ethanol production (1)	$(39,550)	$(33,653)	17.5%
Agribusiness and energy services	1,533	6,004	(74.5)
Corporate activities (2)	(24,243)	(17,240)	40.6
	$(62,260)	$(44,889)	38.7%
(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Corporate activities includes $10.3 million of restructuring costs for the three months ended March 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its CEO.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2025	2024
Net loss	$(72,641)	$(51,122)	42.1%
Interest expense	8,913	7,786	14.5
Income tax expense, net of equity method income tax benefit	(165)	329	(150.2)
Depreciation and amortization (1)	22,387	21,487	4.2
EBITDA	(41,506)	(21,520)	92.9
Restructuring costs	16,587	—	100.0
Proportional share of EBITDA adjustments to equity method investees	735	45	*
Adjusted EBITDA	$(24,184)	$(21,475)	12.6%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2025	2024
Adjusted EBITDA
Ethanol production (1)	$(19,416)	$(13,621)	42.5%
Agribusiness and energy services	3,156	7,056	(55.3)
Corporate activities (2)	(25,246)	(14,955)	68.8
EBITDA	(41,506)	(21,520)	92.9
Restructuring costs	16,587	—	100.0
Proportional share of EBITDA adjustments to equity method investees	735	45	*
	$(24,184)	$(21,475)	12.6%

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.5 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Corporate activities includes $10.3 million of restructuring costs recorded within selling, general and administrative expenses for the three months ended March 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its CEO.
* Percentage variance not considered meaningful.
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Consolidated Results
Consolidated revenues increased $4.3 million for the three months ended March 31, 2025 compared with the same period in 2024, primarily due to higher revenues within our agribusiness and energy services segment as a result of higher natural gas prices and margins as well as higher revenues in our ethanol production segment as a result of higher weighted average selling prices on ethanol, offset by lower revenues in our ethanol production segment as a result of lower volumes sold on ethanol, distillers grains and renewable corn oil, and lower weighted average selling prices on distillers grains and renewable corn oil, as described below.
Net loss increased $21.5 million for the three months ended March 31, 2025 compared with the same period last year primarily due to lower margins in our ethanol production and agribusiness and energy services segments as well as restructuring costs incurred of $16.6 million. Adjusted EBITDA decreased $2.7 million for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to lower margins in our ethanol production segment and agribusiness and energy services segment. Interest expense increased $1.1 million for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to lower capitalized interest. Income tax expense was $0.1 million for the three months ended March 31, 2025, compared with income tax expense of $0.3 million for the same period in 2024.

The following discussion provides greater detail about our first quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2025	2024	% Variance

Ethanol (gallons)	195,328	207,904	(6.0)%
Distillers grains (equivalent dried tons)	417	469	(11.1)%
Ultra-High Protein (tons)	68	60	13.3
Renewable corn oil (pounds)	64,263	66,721	(3.7)
Corn consumed (bushels)	66,264	71,274	(7.0)
Revenues in our ethanol production segment decreased $7.9 million for the three months ended March 31, 2025 compared with the same period in 2024, primarily due to lower ethanol, distillers grains and renewable corn oil volumes sold resulting in decreased revenues of $21.2 million, $8.3 million and $1.3 million, respectively, lower weighted average selling prices on distillers grains and renewable corn oil resulting in decreased revenues of $17.6 million and $1.8 million, respectively, and lower natural gas and terminal revenues of $3.1 million and $2.1 million, respectively, partially offset by higher ethanol weighted average selling prices resulting in increased revenues of $47.1 million and increased revenues as a result of hedging activities by $2.3 million.
Cost of goods sold in our ethanol production segment decreased $4.8 million for the three months ended March 31, 2025 compared with the same period last year primarily due to lower corn volumes purchased and hedging activities resulting in decreased costs of $21.9 million and $7.4 million, respectively, offset by higher weighted average corn prices resulting in increased costs of $15.1 million and higher ethanol volumes purchased of $11.2 million.
Operating loss in our ethanol production segment increased $5.9 million for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to decreased margins on ethanol production as outlined above. Depreciation and amortization expense for the ethanol production segment was $21.0 million for the three months ended March 31, 2025, compared with $20.5 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment increased $10.8 million while operating income decreased $4.5 million for the three months ended March 31, 2025, compared with the same period in 2024. The increase in revenues was primarily due to higher natural gas prices and trading volumes. The decrease in operating income was primarily due to lower weighted average trading prices as well as increased personnel costs as a result of restructuring.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $1.4 million for the three months ended March 31, 2025, primarily as a result of lower terminal revenues as well as lower marketing revenues driven by lower volumes.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $7.0 million for the three months ended March 31, 2025 compared with 2024 primarily due to increased personnel costs as a result of restructuring.
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
On March 31, 2025, we had $98.6 million in cash and cash equivalents and $28.0 million in restricted cash. We also had $204.5 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $48.6 million as of March 31, 2025, and has increased to $89.2 million as of May 7, 2025, primarily as a result of the sale of certain non-core assets, and the company entering into a secured $30 million revolving credit facility that matures on July 30, 2025. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2025, our subsidiaries had approximately $22.3 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
The company has $125.0 million of debt due on May 15, 2026. On or before the maturation of debt in 2026, the Company will require substantial additional liquidity to satisfy these debt obligations. The Company is currently evaluating strategies to obtain the needed additional liquidity to satisfy these obligations, including but not limited to, issuing debt, entering into other financing arrangements, selling assets, or other strategic actions. There can be no assurance that the Company will be able to execute on these strategies when needed or under acceptable terms.
Net cash used in operating activities was $55.0 million for the three months ended March 31, 2025, compared with net cash used in operating activities of $50.6 million for the same period in 2024. Net cash used in operating activities compared to the prior year decreased primarily due to higher net losses and lower collections of accounts receivable. Net cash used in investing activities was $20.7 million for the three months ended March 31, 2025, compared with net cash used in investing activities of $30.2 million for the same period in 2024. Investing activities were primarily affected by lower investment in equity method investees when compared to the same period in the prior year. Net cash used in financing activities was $7.0 million for the three months ended March 31, 2025, compared with net cash used in financing activities of $20.6 million for the same period in 2024, primarily due to the extinguishment of non-controlling interest and payments of transactions costs during 2024.
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
We incurred capital expenditures of approximately $16.7 million during the three months ended March 31, 2025, primarily for various capital projects. Capital spending for the remainder of 2025 is expected to be approximately $20.0 million, which is subject to review prior to the initiation of any project. This estimated capital spending for the remainder of 2025 excludes estimated total costs of $110 million related to our carbon capture and sequestration projects to be funded through project related financing.
Our business is sensitive to the price of commodities, particularly for corn, ethanol, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. We use derivative financial instruments to reduce the market risk associated with fluctuations in commodity prices. Sudden changes in commodity prices may require cash deposits with brokers for margin calls or significant liquidity with little advanced notice to meet margin calls, depending on our open derivative positions. We continuously monitor our exposure to margin calls and believe we will continue to maintain adequate liquidity to cover margin calls from our operating results and borrowings.
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares of common stock during the first quarter of 2025.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.

Debt
We were in compliance with our debt covenants at March 31, 2025. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At March 31, 2025, the outstanding principal balance on the 2.25% notes was $230.0 million.
On May 7, 2025, we entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matures on July 30, 2025 and gives us additional flexibility and liquidity in order to continue the implementation of our strategic plan. The facility bears interest at 10% on borrowings and has a 0.5% fee on the unused balance. Interest and fees are due on the 5th of each month. Also executed as part of the credit facility, the company has issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants have a ten year exercise period.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes with BlackRock. On May 7, 2025 the junior notes were amended to give us additional flexibility and liquidity in order to continue the implementation of our strategic plan, which extended the maturity date from February 9, 2026 to May 15, 2026, with an amendment fee of 2.0% to be added to the principal balance of the Junior Notes, payable at the maturity date. The amendment includes a trigger date of July 31, 2025, at which date if the Junior Notes are not repaid additional collateral will be required, fees will be assessed, and BlackRock's warrants will be repriced from a $22.00 to a $7.00 exercise price with the maturity date extended from April 28, 2026 to December 31, 2029. These notes will accrue interest at an annual rate of 11.75%. The company believes that it has adequate access to capital to source appropriate funding to refinance or extinguish the junior secured notes.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At March 31, 2025, the outstanding principal balance was $71.3 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At March 31, 2025, the outstanding principal balance was $129.0 million on the facility and the interest rate was 7.50%.

Green Plains Commodity Management has an uncommitted $40.0 million secured revolving credit facility to finance margins related to its hedging programs. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2025, the outstanding principal balance was $8.4 million on the facility and the interest rate was 6.09%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2025.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of March 31, 2025 totaled $75.3 million. As of March 31, 2025, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $257.0 million, future commitments for storage and transportation valued at approximately $37.7 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $28.5 million. Refer to Note 13 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Critical accounting policies, including those relating to derivative financial instruments and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At March 31, 2025, we had $571.8 million in debt, $137.4 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $1.4 million per year.
For additional information related to our debt, see Note 8 – Debt included herein as part of the notes to the consolidated financial statements and Note 11 – Debt included as part of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024.

Commodity Price Risk
Our business is sensitive to commodity price risk, particularly for ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas. Ethanol prices are sensitive to world crude oil supply and demand, the price of crude oil, gasoline, corn, the price of substitute fuels, refining capacity and utilization, government regulation and consumer demand for alternative fuels. Corn prices are affected by weather conditions, yield, changes in domestic and global supply and demand, and government programs and policies. Distillers grains prices are impacted by livestock numbers on feed, prices for feed alternatives and supply, which is associated with ethanol plant production. Natural gas prices are influenced by severe weather in the summer and winter and hurricanes in the spring, summer and fall. Other factors include North American energy exploration and production, and the amount of natural gas in underground storage during injection and withdrawal seasons.
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2025, revenues included net gains of $5.2 million, and cost of goods sold included net losses of $8.1 million associated with derivative financial instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on March 31, 2025, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	784,000	Gallons	$93,627
Corn	264,800	Bushels	$81,249
Distillers grains (2)	1,850	Tons (3)	$19,360
Renewable corn oil	258,100	Pounds	$8,864
Natural gas	22,600	MmBTU	$3,425
(1)Estimated volumes assume production at full capacity, excluding the idled Fairmont, Minnesota plant.
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2024, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

We are exposed to credit risk that could result in losses or affect our ability to make payments should a counterparty fail to perform according to the terms of our agreement.
We are exposed to credit risk from a variety of customers, counterparties, including major integrated oil companies, large independent refiners, petroleum wholesalers, marketing companies and other ethanol plants. We are also exposed to credit risk with major suppliers of petroleum products and agricultural inputs when we make payments for undelivered inventories. Our fixed-price forward contracts are subject to credit risk when prices change significantly prior to delivery. The inability by a third party to pay us for our sales, provide product that was paid for in advance or deliver on a fixed-price contract could result in a loss and adversely impact our liquidity and ability to make our own payments when due.
If the United States were to withdraw from or materially modify certain international trade agreements, our business, financial condition, liquidity and results of operations could be materially adversely affected.
Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. In a previous term, the Trump administration significantly increased tariffs on goods imported into the United States, which in turn led to retaliatory actions on U.S. exports. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. The outcome of trade negotiations or lack thereof, has had and/or may continue to have a material adverse effect on our business, financial condition and results of operations.
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
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff under the United States-Mexico-Canada Agreement (USMCA), provided it satisfies the agreement’s rules of origin, which are required for preferential tariff treatment. As of early 2025, denatured ethanol for fuel use imported from Brazil and other countries subject to Most Favored Nation treatment is generally subject to a 1.9% ad valorem tariff, while undenatured ethanol is subject to a 2.5% ad valorem tariff. However, a series of executive orders issued in March and April of 2025 have introduced or proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. These developments have created uncertainty around ethanol import pricing and raised the risk of retaliatory trade measures. We continue to monitor potential adjustments to tariff levels or exemptions as trade negotiations evolve. Under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard in addition to state level low-carbon fuel standards. Brazil is also rapidly expanding corn and corn ethanol production, which can have a lower CI score if it is produced from the second crop or “Safrinha” crop, which could be imported into the U.S. or displace our exports elsewhere globally.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the first quarter of 2025:

Period	Total Number of Shares Withheld	Average Price Paid per Share
January 1 - January 31	3,976	$9.49
February 1 - February 28	6,353	8.02
March 1 - March 31	224,750	5.70
Total	235,079	$5.83
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares during the first quarter of 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1*
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025 (incorporated herein by reference to Exhibit 10.29 to the company's Annual Report on Form 10-K filed on February 7, 2025)

10.2*
Confidential Severance Agreement and Release by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025 (incorporated herein by reference to Exhibit 10.30 to the company's Annual Report on Form 10-K filed on February 7, 2025)

10.3*
Executive Transition and Separation Agreement by and between Green Plains Inc. and Todd Becker effective March 1, 2025 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 28, 2025)

10.4*
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Michelle Mapes effective February 27, 2025 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K/A filed on March 4, 2025)

10.5
Cooperation Agreement, dated April 11, 2025, by and between Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 15, 2025)

10.6
Ethanol Marketing Agreement, dated April 16, 2025, by and between Green Plains Trade Group LLC and Eco-Energy, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 22, 2025) (The exhibits to the Marketing Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)**

10.7
First Amendment to Loan and Security Agreement, dated April 14, 2025, related to Loan and Security Agreement dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto (The exhibits and schedules to Exhibit A have been omitted. The Company will furnish such schedules to the SEC upon request.)

10.8
First Supplemental Indenture, dated May 7, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee

10.9
Guarantee Agreement, dated as of May 7, 2025, between Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor, each of the entities listed on Exhibit A as Additional Guarantors, and Wilmington Trust, National Association, as Trustee, under the Indenture, dated as of February 9, 2021, as amended by Amendment No. 1 dated May 13, 2022 and as supplemented by the first supplemental indenture, dated May 7, 2025

10.10(a)	Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc.
10.10(b)	Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund
10.10(c)	Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund
10.10(d)	Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund
10.11	Secured Line of Credit Agreement, dated May 7, 2025 by Green Plains Inc., as Borrower, Green Plains Central City LLC, as Guarantor and Ancora Alternatives LLC, as Lender
10.12(a)	Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst Institutional, LP
10.12(b)	Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst, LP
10.12(c)	Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin Institutional, LP
10.12(d)	Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin, LP
10.12(e)	Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Bellator Fund, LP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL.
*Represents management compensatory contract
**Certain provisions and terms of the exhibit have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K because the Company customarily and actually treats that information as private or confidential, and the omitted information is not material. The Company will supplementally provide an unredacted copy of this exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: May 8, 2025	By:	/s/ Michelle S. Mapes
Michelle S. Mapes
Interim Principal Executive Officer, Chief Legal and Administration Officer and Corporate Secretary
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Philip B. Boggs
Philip B. Boggs
Chief Financial Officer
(Principal Financial Officer)