Form 10-Q
period 2025-06-30
Green Plains Inc.
filed 2025-08-11
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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
☐ Yes ☒ No
The registrant had 65,565,368 common stock outstanding as of August 7, 2025.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the Board; our Board	Board of Directors of Green Plains Inc.
CI	Carbon Intensity
CST™	Clean Sugar Technology™ developed by Fluid Quip Technologies, LLC
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
GP Turnkey Tharaldson	GP Turnkey Tharaldson LLC
GREET	Greenhouse gases, Regulated Emissions, and Energy use in Technologies
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc., a wholly owned subsidiary of Green Plains (“Holdings”), with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., Holdings, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSC™	Maximized Stillage Co-products™ technology developed by Fluid Quip Technologies, LLC
MTBE	Methyl tertiary-butyl ether

OBBB	One Big Beautiful Bill Act
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%.
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$108,624	$173,041
Restricted cash	44,096	36,354
Accounts receivable, net of allowances of $80 and $80, respectively	78,473	94,901
Inventories	156,411	227,444
Prepaid expenses and other	17,233	27,138
Receivable from sale of equity method investment	24,170	—
Derivative financial instruments	7,199	10,154
Total current assets	436,206	569,032
Property and equipment, net of accumulated depreciation and amortization of $789,848 and $749,593, respectively	1,066,983	1,042,460
Operating lease right-of-use assets	63,235	72,161
Other assets	46,092	98,521
Total assets	$1,612,516	$1,782,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$98,836	$154,817
Accrued and other liabilities	44,412	53,712
Derivative financial instruments	11,312	9,500
Operating lease current liabilities	23,101	24,711
Product financing arrangement	37,146	—
Short-term notes payable and other borrowings	80,064	140,829
Current maturities of long-term debt	2,125	2,118
Total current liabilities	296,996	385,687
Long-term debt	426,002	432,460
Operating lease long-term liabilities	41,872	49,190
Carbon equipment liabilities	82,008	17,918
Other liabilities	25,206	22,382
Total liabilities	872,084	907,637

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 68,393,288 and 67,512,282 shares issued, and 65,588,229 and 64,707,223 shares outstanding, respectively	68	68
Additional paid-in capital	1,236,469	1,213,646
Retained deficit	(463,442)	(318,298)
Accumulated other comprehensive income (loss)	(6,741)	973
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	735,180	865,215
Noncontrolling interests	5,252	9,322
Total stockholders' equity	740,432	874,537
Total liabilities and stockholders' equity	$1,612,516	$1,782,174
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$552,829	$618,825	$1,154,344	$1,216,039

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	511,259	581,002	1,109,735	1,169,849
Selling, general and administrative expenses	27,605	33,950	70,517	65,719
Loss on sale of assets	4,044	—	4,044	—
Depreciation and amortization expenses	27,560	21,584	49,947	43,071
Impairment of assets held for sale	10,724	—	10,724	—
Total costs and expenses	581,192	636,536	1,244,967	1,278,639
Operating loss	(28,363)	(17,711)	(90,623)	(62,600)

Other income (expense)
Interest income	634	1,490	1,637	4,000
Interest expense	(13,899)	(7,494)	(22,812)	(15,280)
Other, net	(39)	345	(1,554)	794
Total other income (expense)	(13,304)	(5,659)	(22,729)	(10,486)
Loss before income taxes and loss from equity method investees	(41,667)	(23,370)	(113,352)	(73,086)
Income tax benefit (expense)	(2,294)	273	(2,400)	(56)
Loss from equity method investees, net of income taxes	(28,266)	(941)	(29,116)	(2,018)
Net loss	(72,227)	(24,038)	(144,868)	(75,160)
Net income attributable to noncontrolling interests	11	312	276	602
Net loss attributable to Green Plains	$(72,238)	$(24,350)	$(145,144)	$(75,762)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(1.09)	$(0.38)	$(2.22)	$(1.19)

Weighted average shares outstanding
Basic and diluted	66,491	63,933	65,287	63,637
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(72,227)	$(24,038)	$(144,868)	$(75,160)
Other comprehensive income (loss), net of tax
Unrealized losses on derivatives arising during the period, net of tax benefit of $2,814, $206, $3,539 and $2,122, respectively	(8,191)	(657)	(10,498)	(6,700)
Reclassification of realized losses on derivatives, net of tax benefit of ($927), ($550), ($939) and ($2,232), respectively	2,747	1,748	2,784	7,053
Total other comprehensive income (loss), net of tax	(5,444)	1,091	(7,714)	353
Comprehensive loss	(77,671)	(22,947)	(152,582)	(74,807)
Comprehensive income attributable to noncontrolling interests	11	312	276	602
Comprehensive loss attributable to Green Plains	$(77,682)	$(23,259)	$(152,858)	$(75,409)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(144,868)	$(75,160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	49,947	43,071
Amortization of debt issuance costs and non-cash interest expense	6,166	1,113
Loss on sale of assets	4,044	—
Impairment of assets held for sale	10,724	—
Inventory lower of cost or net realizable value adjustment	2,255	—
Deferred income tax expense	2,600	(111)
Stock-based compensation	11,123	6,591
Loss from equity method investees, net of income taxes	29,116	2,018
Other	64	1,625
Changes in operating assets and liabilities
Accounts receivable	16,428	(4,829)
Inventories	69,287	27,827
Derivative financial instruments	(5,547)	8,795
Prepaid expenses and other assets	12,639	2,161
Accounts payable and accrued liabilities	(61,235)	(80,001)
Current income taxes	685	837
Other	326	346
Net cash provided by (used in) operating activities	3,754	(65,717)

Cash flows from investing activities
Purchases of property and equipment, net	(27,853)	(39,484)
Proceeds from the sale of assets	421	—
Investment in equity method investees, net	(4,909)	(16,023)
Net cash used in investing activities	(32,341)	(55,507)

Cash flows from financing activities
Payments of principal on long-term debt	(962)	(7,849)
Proceeds from short-term borrowings	301,841	338,384
Payments on short-term borrowings	(362,803)	(320,185)
Net proceeds from product financing arrangement	37,146	—
Payments on extinguishment of non-controlling interest	—	(29,196)
Payments of transaction costs	—	(5,951)
Payments of loan fees	(81)	—
Payments related to tax withholdings for stock-based compensation	(1,476)	(4,587)
Other financing activities	(1,753)	(3,060)
Net cash used in financing activities	(28,088)	(32,444)

Net change in cash and cash equivalents, and restricted cash	(56,675)	(153,668)
Cash and cash equivalents, and restricted cash, beginning of period	209,395	378,762
Cash and cash equivalents, and restricted cash, end of period	$152,720	$225,094
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Six Months Ended June 30,
	2025	2024
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$108,624	$195,554
Restricted cash	44,096	29,540
Total cash and cash equivalents, and restricted cash	$152,720	$225,094

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$497	$533
Cash paid for interest	$16,642	$14,452
Capital expenditures in accounts payable	$2,215	$6,292
Capital expenditures in carbon equipment liabilities	$82,008	$—
Non-cash asset retirement obligation additions	$4,691	$1,037
Issuance of common stock as a result of the Merger	$—	$5
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$—	$133,765
Non-cash issuance of warrants	$5,656	$—
Non-cash modification of warrants	$7,520	$—
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
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed and the company acquired all of the publicly held common units of the partnership not already owned by the company and its affiliates. Refer to Note 3 - Merger and Dispositions included herein for more information.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total assets, liabilities or equity, but separately disclose comparable balances of liabilities previously disclosed within other liabilities on the consolidated balance sheets.
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
Restricted Cash
The company has restricted cash, which can only be used for funding surety bonds and letters of credit and for payment towards a credit agreement. Restricted cash also includes cash margins and securities pledged to commodity exchange clearinghouses. To the degree these segregated balances are cash and cash equivalents, they are considered restricted cash on the consolidated balance sheets.
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
Assets Held for Sale
In accordance with ASC 360, Property, Plant, Equipment, the company determined the carrying values of certain assets classified as held for sale were not recoverable and exceeded their fair values. The company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $10.7 million, which is recorded within impairment of assets held for sale in the ethanol production segment on the consolidated statements of operations. After the impairment, we have $5.5 million of assets held for sale as of June 30, 2025, which were recorded in the ethanol production segment within property and equipment, net of accumulated depreciation and amortization on the consolidated balance sheets.
Investments in Equity Method Investees
On June 30, 2025, the company disposed of its 50% investment in GP Turnkey Tharaldson, which was accounted for on an equity method basis. Refer to Note 3 - Merger and Dispositions for further analysis. As of December 31, 2024, the company's investment in GP Turnkey Tharaldson totaled $51.6 million and is reflected in other assets on the consolidated balance sheet. The company did not capitalize any interest related to our equity method investments during the six months ended June 30, 2025. Interest capitalized during the six months ended June 30, 2024 totaled $0.8 million.
Product Financing Arrangement
During the second quarter of 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), this agreement was accounted for as a financing transaction and revenue is precluded. As of June 30, 2025, a liability of $37.1 million was recorded within product financing arrangement on the consolidated balance sheets.
2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended June 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	23,708	2,945	—	26,653
Renewable corn oil	—	—	—	—
Other	39,057	479	—	39,536
Intersegment revenues	199	61	(260)	—
Total revenues from contracts with customers	62,964	3,485	(260)	66,189
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	373,039	16,220	—	389,259
Distillers grains	53,749	3,232	—	56,981
Renewable corn oil	37,401	—	—	37,401
Other	—	2,999	—	2,999
Intersegment revenues	—	5,595	(5,595)	—
Total revenues from contracts accounted for as derivatives	464,189	28,046	(5,595)	486,640
Total Revenues	$527,153	$31,531	$(5,855)	$552,829

	Six Months Ended June 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	43,097	6,505	—	49,602
Renewable corn oil	—	—	—	—
Other	50,301	2,132	—	52,433
Intersegment revenues	513	129	(642)	—
Total revenues from contracts with customers	93,911	8,766	(642)	102,035
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	751,260	86,322	—	837,582
Distillers grains	111,283	9,313	—	120,596
Renewable corn oil	68,471	—	—	68,471
Other	—	25,660	—	25,660
Intersegment revenues	—	11,299	(11,299)	—
Total revenues from contracts accounted for as derivatives	931,014	132,594	(11,299)	1,052,309
Total Revenues	$1,024,925	$141,360	$(11,941)	$1,154,344

	Three Months Ended June 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	23,279	518	—	23,797
Renewable corn oil	—	—	—	—
Other	15,270	2,056	—	17,326
Intersegment revenues	1,179	75	(1,254)	—
Total revenues from contracts with customers	39,728	2,649	(1,254)	41,123
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	387,096	86,123	—	473,219
Distillers grains	63,845	5,563	—	69,408
Renewable corn oil	33,405	—	—	33,405
Other	1,369	301	—	1,670
Intersegment revenues	—	6,313	(6,313)	—
Total revenues from contracts accounted for as derivatives	485,715	98,300	(6,313)	577,702
Total Revenues	$525,443	$100,949	$(7,567)	$618,825

	Six Months Ended June 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	48,079	518	—	48,597
Renewable corn oil	—	—	—	—
Other	29,617	4,468	—	34,085
Intersegment revenues	2,392	164	(2,556)	—
Total revenues from contracts with customers	80,088	5,150	(2,556)	82,682
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	737,208	159,498	—	896,706
Distillers grains	141,768	15,253	—	157,021
Renewable corn oil	67,565	—	—	67,565
Other	4,473	7,592	—	12,065
Intersegment revenues	—	12,452	(12,452)	—
Total revenues from contracts accounted for as derivatives	951,014	194,795	(12,452)	1,133,357
Total Revenues	$1,031,102	$199,945	$(15,008)	$1,216,039

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customers
Revenues from Customer A represented 45% and 21% of total revenues for the three and six months ended June 30, 2025, respectively, recorded within the ethanol production segment. For the three and six months ended June 30, 2024, Customer B represented 13% and 14% of total revenues, respectively, and revenues from Customer C represented 10% of total revenues for the three months ended June 30, 2024, recorded within the ethanol production segment.

3.    MERGER AND DISPOSITIONS
Proventus LLC Disposition
On May 31, 2025, the company completed the sale of its 75% interest in Proventus LLC for net proceeds of $0.4 million. The company recorded a pretax loss on the sale of $4.0 million during the three and six months ended June 30, 2025 within loss on sale of assets on the consolidated statements of operations. Net assets sold at closing, consisting of property and equipment, totaled $9.0 million. As part of the transaction, the company removed $4.5 million of non-controlling interest in Proventus LLC, which was included in the calculation of the pretax loss disclosed above.
GP Turnkey Tharaldson LLC Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. Proceeds receivable from the disposal were $24.2 million as of June 30, 2025, and are recorded within receivable from sale of equity method investment on the consolidated balance sheets. The balance of the equity method investment on the date of the disposal was $51.2 million. A preliminary pretax loss of $27.0 million was recorded during the three and six months ended June 30, 2025 within loss from equity method investees, net of income taxes on the consolidated statements of operations. Proceeds from the sale were received during July 2025.
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
The company incurred transaction costs of $5.5 million related to the Merger during the six months ended June 30, 2024. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$108,624	$—	$—	$108,624
Restricted cash	44,096	—	—	44,096
Inventories carried at market	—	18,979	—	18,979
Derivative financial instruments - assets	—	6,079	—	6,079
Property and equipment, net of accumulated depreciation and amortization (1)	—	—	5,500	5,500
Total assets measured at fair value	$152,720	$25,058	$5,500	$183,278

Liabilities
Accounts payable (2)	$—	$18,558	$—	$18,558
Derivative financial instruments - liabilities	—	10,399	—	10,399
Other liabilities (3)	—	1,420	—	1,420
Total liabilities measured at fair value	$—	$30,377	$—	$30,377

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$173,041	$—	$—	$173,041
Restricted cash	36,354	—	—	36,354
Inventories carried at market	—	48,500	—	48,500
Derivative financial instruments - assets	—	10,154	—	10,154
Total assets measured at fair value	$209,395	$58,654	$—	$268,049

Liabilities
Accounts payable (2)	$—	$23,208	$—	$23,208
Accrued and other liabilities (3)	—	2,094	—	2,094
Derivative financial instruments - liabilities	—	4,791	—	4,791
Other liabilities (3)	—	979	—	979
Total liabilities measured at fair value	$—	$31,072	$—	$31,072

(1)Property and equipment, net of accumulated depreciation and amortization includes $5.5 million of assets held for sale at June 30, 2025.
(2)Accounts payable is generally stated at historical amounts with the exception of $18.6 million and $23.2 million at June 30, 2025 and December 31, 2024, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(3)Accrued and other liabilities includes $2.1 million at December 31, 2024, while other liabilities includes $1.4 million and $1.0 million of consideration related to potential earn-out payments recorded at fair value at June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the fair value of the company’s debt was approximately $457.8 million compared with a book value of $508.2 million. At December 31, 2024, the fair value of the company’s debt was approximately $518.6 million compared with a book value of $575.4 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $78.5 million and $94.9 million at June 30, 2025 and December 31, 2024, respectively.
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

The Chief Operating Decision Maker ("CODM") for the company is the Interim Principal Executive Officer. The CODM utilizes EBITDA to assess segment performance, which is derived from revenue less cost of goods sold and selling, general and administrative expenses. The CODM manages and allocates resources to the operations of the company's two segments. This enables the CODM to assess the company’s overall level of available resources and determine how best to deploy these resources for capital expenditure, research and development projects, and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated expense information or forecasted expense information for the applicable reportable segment.
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Ethanol production
Revenues from external customers	$526,954	$524,264	$1,024,412	$1,028,710
Intersegment revenues	199	1,179	513	2,392
Total segment revenues	527,153	525,443	1,024,925	1,031,102
Agribusiness and energy services
Revenues from external customers	25,875	94,561	129,932	187,329
Intersegment revenues	5,656	6,388	11,428	12,616
Total segment revenues	31,531	100,949	141,360	199,945
Revenues including intersegment activity	558,684	626,392	1,166,285	1,231,047
Intersegment eliminations	(5,855)	(7,567)	(11,941)	(15,008)
	$552,829	$618,825	$1,154,344	$1,216,039
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold
Ethanol production (1)	$493,663	$495,053	$997,127	$1,003,355
Agribusiness and energy services	23,451	93,516	124,549	181,502
Intersegment eliminations	(5,855)	(7,567)	(11,941)	(15,008)
	$511,259	$581,002	$1,109,735	$1,169,849

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross margin
Ethanol production (1) (2)	$33,490	$30,390	$27,798	$27,747
Agribusiness and energy services	8,080	7,433	16,811	18,443
	$41,570	$37,823	$44,609	$46,190

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization
Ethanol production	$22,918	$20,544	$43,953	$41,078
Agribusiness and energy services (3)	3,860	497	4,458	1,002
Corporate activities	782	543	1,536	991
	$27,560	$21,584	$49,947	$43,071

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (loss)
Ethanol production (1) (2) (4)	$(12,218)	$(2,213)	$(51,768)	$(35,866)
Agribusiness and energy services (3)	849	2,166	3,282	8,170
Corporate activities (5) (6)	(16,994)	(17,664)	(42,137)	(34,904)
	$(28,363)	$(17,711)	$(90,623)	$(62,600)

(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.3 million for the three and six months ended June 30, 2025.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the three and six months ended June 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the three and six months ended June 30, 2025.
(4)Ethanol production includes impairment of assets held for sale of $10.7 million for the three and six months ended June 30, 2025.
(5)Corporate activities includes $1.7 million and $12.0 million of restructuring costs for the three and six months ended June 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(6)Corporate activities include a pretax loss on sale of assets of $4.0 million for the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2025, the company incurred restructuring costs related to severance, stock based compensation and other charges as a result of cost reduction initiatives that were recorded within the following line items in the consolidated statements of operations (in thousands):

	Three Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$85	138	—	$223
Selling, general and administrative expenses	264	379	1,653	2,296
Other, net	—	—	—	—
Total restructuring costs	$349	517	1,653	$2,519

	Six Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$2,345	597	—	$2,942
Selling, general and administrative expenses	474	2,037	11,994	14,505
Other, net	—	154	1,505	1,659
Total restructuring costs	$2,819	2,788	13,499	$19,106

The following tables reconcile EBITDA, our segment measure of profit or loss, to net loss (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Three Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$8,992	$5,028	$14,020
Depreciation and amortization	(22,918)	(3,860)	(26,778)
Interest expense	(6,610)	(1,927)	(8,537)
Subtotal	$(20,536)	$(759)	$(21,295)
Unallocated corporate expenses (1)			(49,047)
Income tax expense, net of equity method income tax benefit			(1,885)
Net loss			$(72,227)

	Six Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$(10,424)	$8,184	$(2,240)
Depreciation and amortization	(43,953)	(4,458)	(48,411)
Interest expense	(11,430)	(4,354)	(15,784)
Subtotal	$(65,807)	$(628)	$(66,435)
Unallocated corporate expenses (1)			(76,713)
Income tax expense, net of equity method income tax benefit			(1,720)
Net loss			$(144,868)

	Three Months Ended June 30, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$17,952	$3,045	$20,997
Depreciation and amortization	(20,544)	(497)	(21,041)
Interest expense	(4,862)	(1,021)	(5,883)
Subtotal	$(7,454)	$1,527	$(5,927)
Unallocated corporate expenses (1)			(18,384)
Income tax expense, net of equity method income tax benefit			273
Net loss			$(24,038)

	Six Months Ended June 30, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$4,331	$10,101	$14,432
Depreciation and amortization	(41,078)	(1,002)	(42,080)
Interest expense	(9,923)	(2,162)	(12,085)
Subtotal	$(46,670)	$6,937	$(39,733)
Unallocated corporate expenses (1)			(35,371)
Income tax expense, net of equity method income tax benefit			(56)
Net loss			$(75,160)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our former CEO as well as losses on the sale of assets and equity method investment.
The following table sets forth total assets by operating segment (in thousands):

	June 30, 2025	December 31, 2024
Total assets (1)
Ethanol production	$1,211,284	$1,234,635
Agribusiness and energy services	287,956	412,006
Corporate assets	118,295	143,716
Intersegment eliminations	(5,019)	(8,183)
	$1,612,516	$1,782,174
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $2.3 million and $2.1 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of June 30, 2025 and December 31, 2024, respectively.
The components of inventories are as follows (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$33,069	$72,863
Commodities held for sale	18,979	48,500
Raw materials	32,987	37,334
Work-in-process	11,819	13,569
Supplies and parts	59,557	55,178
	$156,411	$227,444
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2025, the company’s consolidated balance sheet reflected unrealized losses of $6.7 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating loss over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating loss will differ as commodity prices change.

Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value			Liability Derivatives' Fair Value
	June 30, 2025		December 31, 2024	June 30, 2025		December 31, 2024
Derivative financial instruments - forwards	$6,079	(1)	$10,154	$10,399	(2)	$4,791	(3)
Other liabilities	—		—	38		15
Total	$6,079		$10,154	$10,437		$4,806
(1)At June 30, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $1.1 million and the balance representing economic hedges.
(2)At June 30, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $0.9 million, which included $6.4 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $1.5 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(3)At December 31, 2024, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $4.7 million, which include $0.5 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $3.0 million of unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$(25)	$3,736
Cost of goods sold	(3,674)	(2,298)	(3,698)	(13,021)
Net loss recognized in loss before income taxes	$(3,674)	$(2,298)	$(3,723)	$(9,285)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commodity contracts	$(11,005)	$(863)	$(14,037)	$(8,822)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Exchange-traded futures and options	Revenues	$2,427	$(146)	$5,319	$(1,219)
Forwards	Revenues	(924)	(1,715)	1,408	(4,444)
Exchange-traded futures and options	Cost of goods sold	3,857	8,617	2,484	11,654
Forwards	Cost of goods sold	(870)	(9,559)	(7,852)	(6,691)
Net gain (loss) recognized in loss before income taxes		$4,490	$(2,803)	$1,359	$(700)
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Inventories	$18,979	$(219)	$48,500	$8,166

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended June 30,
	2025		2024
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Loss on cash flow hedging relationships

Commodity contracts
Amount of loss on exchange-traded futures reclassified from accumulated other comprehensive income into income	$—	$(3,674)	$—	$(2,298)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(1,249)	—	1,014
Exchange-traded futures designated as hedging instruments	—	1,743	—	(2,858)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$—	$(3,180)	$—	$(4,142)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Six Months Ended June 30,
	2025		2024
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$(25)	$(3,698)	$3,736	$(13,021)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(111)	—	(3,347)
Exchange-traded futures designated as hedging instruments	—	1,974	—	2,404
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(25)	$(1,835)	$3,736	$(13,964)

The notional volume of open commodity derivative positions as of June 30, 2025 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(21,820)				Bushels	Corn
Futures	11,000	(3)			Bushels	Corn
Futures	(1,555)	(4)			Bushels	Corn
Futures	(35,700)				Gallons	Ethanol
Futures	(33,390)	(3)			Gallons	Ethanol
Futures	(3,645)				MmBTU	Natural Gas
Futures	9,590	(3)			MmBTU	Natural Gas
Futures	(3,828)	(4)			MmBTU	Natural Gas
Options	499				Bushels	Corn
Forwards			27,363	—	Bushels	Corn
Forwards			9,135	(204,355)	Gallons	Ethanol
Forwards			128	(225)	Tons	Distillers Grains
Forwards			—	(48,266)	Pounds	Renewable Corn Oil
Forwards			9,372	(146)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.7 million and net gains of $5.3 million for the three and six months ended June 30, 2025, respectively, and net gains of $0.5 million and $2.3 million for the three and six months ended June 30, 2024, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	June 30, 2025	December 31, 2024
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
Junior secured mezzanine notes due 2026 (2)	127,500	125,000
Green Plains Shenandoah
Term loan due 2035 (3)	70,875	71,625
Other	10,811	11,163
Total book value of long-term debt	439,186	437,788
Unamortized debt issuance costs	(11,059)	(3,210)
Less: current maturities of long-term debt	(2,125)	(2,118)
Total long-term debt	$426,002	$432,460
(1)The 2.25% notes had $2.1 million and $2.7 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively.
(2)The junior notes had $8.7 million and $0.2 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively.

(3)The loan had $0.2 million and $0.3 million of unamortized debt issuance costs as of June 30, 2025 and December 31, 2024, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	June 30, 2025	December 31, 2024
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$75,000	$133,500
Green Plains Commodity Management
$20.0 million hedge line	5,064	7,329
	$80,064	$140,829
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
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. There was no outstanding balance on the facility as of June 30, 2025. In conjunction with this facility, the company issued 1,504,140 warrants to purchase shares of its common stock at an exercise price of $0.01 per share.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock.
The Junior Notes were amended on May 7, 2025, which extended the maturity date from February 9, 2026 to May 15, 2026. A $2.5 million amendment fee was added to the balance of the Junior Notes, increasing the amount outstanding to $127.5 million. The Junior Notes are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. Further, warrants previously issued in conjunction with the Junior Notes were revised on May 7, 2025, and $7.5 million, the fair value of the revised warrants, was recorded as debt issuance costs. These costs will be amortized through May 2026. As of July 31, 2025, the Junior Notes also are secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains

Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC. The proceeds of the Junior Notes were used to construct high protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrued interest at an annual rate of 11.75% as of June 30, 2025. However, subject to the satisfaction of certain conditions, Green Plains SPE LLC may elect to pay an amount in cash equal to interest accruing at a rate of 6.00% per annum plus an amount equal to interest accruing at a rate of 6.75% per annum to be paid in kind. On August 10, 2025, the Junior Notes were amended to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% to be added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate will increase by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date, with the next interest payment date being September 15, 2025. In addition to previous assets and equity securities pledged, the Junior Notes are now also secured by the assets and the real property owned by Green Plains Central City, LLC. The amendment adds certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also includes the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligates the company to register for resale the shares of common stock underlying warrants issued to BlackRock. The entire outstanding principal balance, plus any accrued and unpaid interest is due upon maturity. Green Plains SPE LLC is required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes can be retired or refinanced after 42 months with no prepayment premium. The Junior Notes have an unsecured parent guarantee from the company and have certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default.
On September 3, 2020, Green Plains Wood River and Green Plains Shenandoah, wholly-owned subsidiaries of the company, entered into a $75.0 million loan agreement with MetLife Real Estate Lending LLC. The loan matures on September 1, 2035 and is secured by substantially all of the assets of the Shenandoah facility, including the MSC™ and CST™ assets installed at that facility. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. The proceeds from the loan were used to add MSC™ technology at the Wood River and Shenandoah facilities as well as other capital expenditures.
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At June 30, 2025, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At June 30, 2025, the interest rate on the Facility was 7.92%.
Green Plains Commodity Management has an uncommitted secured revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2025, the interest rate on the facility was 6.14%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2025.
Covenant Compliance
The company was in compliance with its debt covenants as of June 30, 2025.
Restricted Net Assets
At June 30, 2025, there were approximately $36.2 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 1.3 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the six months ended June 30, 2025 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	735,513	$23.45
Granted	1,015,626	5.37
Forfeited	(106,094)	18.80
Vested	(443,385)	23.75
Non-Vested at June 30, 2025	1,201,660	$8.46	2.1
Performance Share Awards
On March 10, 2025, March 13, 2024, and March 9, 2023, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 3.87% and 4.44%, dividend yields of 0%, expected volatility of 55.4% and 54.6%, closing stock price on the date of grant of $5.48 and $20.21, resulting in an estimated fair value of $7.08 and $25.23 per share. Performance shares granted in 2023 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2025, 2024 and 2023 awards are 902,514 performance shares which represents 200% of the 451,257 performance shares which remain outstanding, excluding forfeited shares. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period. This excludes an additional 69,959 performance shares granted to the Interim Principal Executive Officer in 2023, 2024 and 2025, which will vest at 100% of target on December 31, 2025.
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

The non-vested performance share award activity for the six months ended June 30, 2025, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	538,572	$27.82
Granted	360,895	6.28
Forfeited	(142,097)	25.86
Vested	(236,154)	28.18
Non-Vested at June 30, 2025	521,216	$13.28	2.2
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $2.3 million and $11.1 million for the three and six months ended June 30, 2025, respectively, and $3.5 million and $6.6 million for the three and six months ended June 30, 2024, respectively, with the increase primarily driven by accelerated vesting for the company's former CEO. At June 30, 2025, there was $11.6 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.3 years. The potential tax benefit related to stock-based payment is approximately 24.7% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Green Plains	$(72,238)	$(24,350)	$(145,144)	$(75,762)
Weighted average shares outstanding - basic and diluted	66,491	63,933	65,287	63,637
EPS - basic and diluted	$(1.09)	$(0.38)	$(2.22)	$(1.19)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	7,938	7,713	7,857	7,674
(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
11.    STOCKHOLDERS’ EQUITY
Warrants
On May 7, 2025, in connection with a revolving credit facility agreement, the company issued warrants in a private placement to purchase 1,504,140 shares of its common stock at an exercise price of $0.01 per share and expiration date of

May 7, 2035. The company measured the fair value of the warrants as of the issuance date. Exercisable warrants are equity based and recorded in additional paid-in capital.
During the three months ended March 31, 2021, in connection with certain agreements, the company issued 2,000,000 warrants in a private placement to purchase shares of its common stock. The company entered into an amendment on its Junior Notes on May 7, 2025, and the warrants were repriced from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029. The warrants were revalued on May 7, 2025, and the increase in fair value was recorded in additional paid-in capital.
The remaining 550,000 warrants have a strike price of $22.00 and expiration dates are December 8, 2025 for 275,000 warrants and February 9, 2026 for 275,000 warrants.
The company has reserved 4,054,140 shares of common stock for the exercise of warrants to non-employees, of which 3,779,140 are exercisable, treated as equity based awards and recorded within additional paid-in capital. The remaining 275,000 warrants, of which 222,222 are exercisable as a result of achieving certain earn-out provisions and 52,778 are contingent upon certain earn-out provisions, are treated as liability based awards, and valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods.
Green Plains Partners Merger
As a result of the Merger, for the six months ended June 30, 2024, the company issued approximately 4.7 million shares of common stock and recorded par value $0.001 per share, paid cash consideration of $29.2 million, extinguished the non-controlling interest attributed to the partnership common units held by the public of $133.8 million, and capitalized transaction costs of $7.5 million, within additional paid-in capital. Refer to Note 3 - Merger and Dispositions included herein for more information.
Components of stockholders’ equity for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	68	1,221,114	(391,204)	(1,297)	2,805	(31,174)	797,507	9,681	807,188
Net loss	—	—	—	(72,238)	—	—	—	(72,238)	11	(72,227)
Other comprehensive loss before reclassification	—	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	2,747	—	—	2,747	—	2,747
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	—	—	(5,444)	—	(5,444)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Proventus disposition	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Issuance of warrants	—	—	5,656	—	—	—	—	5,656	—	5,656
Modification of warrants	—	—	7,520	—	—	—	—	7,520	—	7,520
Stock-based compensation	193	—	2,179	—	—	—	—	2,179	—	2,179
Balance, June 30, 2025	68,393	$68	$1,236,469	$(463,442)	$(6,741)	2,805	$(31,174)	$735,180	$5,252	$740,432

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	67	1,209,672	(287,213)	(3,898)	2,805	(31,174)	887,454	13,014	900,468
Net loss	—	—	—	(24,350)	—	—	—	(24,350)	312	(24,038)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	—	—
Other comprehensive loss before reclassification	—	—	—	—	(657)	—	—	(657)	—	(657)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,748	—	—	1,748	—	1,748
Other comprehensive income, net of tax	—	—	—	—	1,091	—	—	1,091	—	1,091
Investment in subsidiaries	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	39	—	3,173	—	—	—	—	3,173	—	3,173
Balance, June 30, 2024	67,461	$67	$1,212,845	$(311,563)	$(2,807)	2,805	$(31,174)	$867,368	$13,493	$880,861
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Classification
	2025	2024	2025	2024
Gains (losses) on cash flow hedges
Commodity derivatives	$—	$—	$(25)	$3,736	(1)
Commodity derivatives	(3,674)	(2,298)	(3,698)	(13,021)	(2)
Total losses on cash flow hedges	(3,674)	(2,298)	(3,723)	(9,285)	(3)
Income tax benefit	927	550	939	2,232	(4)
Amounts reclassified from accumulated other comprehensive loss	$(2,747)	$(1,748)	$(2,784)	$(7,053)
(1)Revenues
(2)Costs of goods sold
(3)Loss before income taxes and loss from equity method investees, net of income taxes
(4)Income tax benefit (expense)
12.    INCOME TAXES
The company records actual income tax expense or benefit during interim periods rather than on an annual effective tax rate method. Certain items are given discrete period treatment and the tax effect of those items are reported in full in the relevant interim period.
The IRA was signed into law on August 16, 2022. The IRA includes significant law changes relating to tax, climate change, energy and health care. The IRA significantly expands clean energy related tax credits and permits more flexibility for taxpayers to use the credits with direct-pay and transferable credit options. The company expects to benefit from certain energy related tax credits in future years.
On January 9, 2024, the transactions contemplated by the Merger Agreement were completed as described in more detail in Note 3 - Merger and Dispositions included herein. For income tax purposes, the total consideration given by the company in exchange for the remaining interest in the partnership, creates a tax basis in the acquired interest. Because the GAAP basis in the acquired interest is less than the total consideration, a new deferred tax asset was created. The company's valuation allowance on deferred tax assets increased by a corresponding amount, which did not have a material impact on the company's consolidated financial statements.
The OBBB was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act, and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Important business provisions of the OBBB include reinstatement of permanent expensing of research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. In addition, the OBBB extends the tax credit for Clean Fuel Production under section 45Z to December 31, 2029, and leaves credits generated from carbon capture under section 45Q substantially unchanged. The company expects to benefit from the business provisions of the OBBB and the extension of certain energy credits under the IRA and not be negatively impacted by the phase-out of other energy credits. At this time the company does not have enough information to provide a reasonable estimate of the future tax benefits.
The company recorded income tax expense of $2.3 million for the three months ended June 30, 2025, compared with income tax benefit of $0.3 million for the same period in 2024. The increase in the amount of tax expense recorded for the three months ended June 30, 2025 was primarily due to an increase in the valuation allowance recorded against deferred tax assets related to gains (losses) on derivatives.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Leases
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 12.4 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$7,485	$7,110	$14,813	$14,118
Variable lease expense (1)	104	350	326	664
Total lease expense	$7,589	$7,460	$15,139	$14,782
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,623	$7,051	$14,995	$14,039

Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,566	3,955	4,848	11,118
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	3.7 years	4.0 years

Weighted average discount rate	5.45%	5.36%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2025 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2025	$14,184
2026	22,310
2027	17,364
2028	8,052
2029	4,378
Thereafter	5,610
Total	71,898
Less: Present value discount	(6,925)
Lease liabilities	$64,973

Other Commitments
As of June 30, 2025, the company had contracted future purchases of grain, distillers grains and natural gas valued at approximately $178.1 million and future commitments for storage and transportation, valued at approximately $33.9 million.
During the second quarter of 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. As of June 30, 2025, a liability of $37.1 million was recorded within product financing arrangement on the consolidated balance sheets.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to be completed in 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of June 30, 2025, the company had incurred $82.0 million of accumulated construction costs in relation to the projects, presented as property, plant and equipment on the consolidated balance sheet, with an equal and offsetting liability presented as carbon equipment liabilities.

Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
14.    SUBSEQUENT EVENT
Junior Notes and Warrant Amendments
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% to be added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate will increase by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date, with the next interest payment date being September 15, 2025. In addition to previous assets and equity securities pledged, the Junior Notes are now also secured by the assets and the real property owned by Green Plains Central City, LLC. The amendment adds certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also includes the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligates the company to register for resale the shares of common stock underlying warrants issued to BlackRock.

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the status, expected timing, and expected outcome of our Board of Directors' ongoing review of strategic alternatives; the failure to realize the anticipated results from the new products being developed; the failure to realize the anticipated costs savings or other benefits of the Merger; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions, changes in government policies, and global political or economic issues; the financial condition of the company’s customers and counterparties; any non-performance by customers and counterparties of their contractual obligations; changes in customer, employee or supplier relationships resulting from the Merger; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws such as the OBBB, tariffs, renewable fuel programs, and low carbon programs; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; risks related to our equity method investees; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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
Overview
Green Plains is an Iowa corporation, founded in June 2004 as a producer of low-carbon fuels and has grown to be a leading biorefining company maximizing the potential of existing resources through fermentation and patented agribusiness technologies. We continue the transition from a commodity-processing business to a value-added agricultural technology company creating lower carbon, high-value ingredients from existing resources. To that end, we have a broad product and technology portfolio to support future product diversification and growth. We are a leader in deploying carbon capture technology to reduce the CI of our biofuels at several of our production facilities.
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
As part of our carbon reduction strategy, we committed our seven biorefineries in Nebraska, Iowa and Minnesota to carbon capture and sequestration projects through carbon pipeline transport, our four Iowa and Minnesota facilities with Summit Carbon Solutions and our three Nebraska biorefineries with Trailblazer CO2 Pipeline LLC, which will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI, in some cases by more than half. We have executed agreements for the future purchase, financing and installation of carbon capture equipment at our three Nebraska plants and anticipate total project costs of approximately $130 million. We anticipate completion of these Nebraska biorefinery carbon capture projects early in the fourth quarter of 2025, and Summit Carbon Solutions intends to be operational in 2027, based on publicly available information from Summit Carbon Solutions. There are few ethanol production facilities with carbon capture in place today, and we believe we may be among the first to produce lower-CI ethanol at scale. In addition, we are exploring alternatives for biogenic carbon dioxide utilization where pipeline transport or direct injection may not be feasible. Reducing the CI of our ethanol could allow us to benefit from state, federal and foreign clean fuel programs, including LCFS programs at the state level and federal tax credits under the IRA, including the 45Z Clean Fuel Production Credit, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
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
We have installed and are operating FQT MSC™ technology at five of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, increase production of renewable corn oil and produce other higher value products, such as post-MSC™ distillers grains. We successfully commercialized and completed full scale 60% protein production runs using FQT's MSC™ system, which is our specialty feed ingredient branded as Sequence™.
The world's first commercial scale FQT CST™ facility in Shenandoah, Iowa has achieved successful production of dextrose syrups with CST™. The FQT CST™ technology allows for the production of both food and industrial grade low carbon-intensity glucose and dextrose corn syrups to target applications in food production, renewable chemicals and synthetic biology. The facility, when operating, is capable of producing approximately 60 million pounds of product per year. During the first quarter, the company idled its operations at the CST™ facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. CST™ has already proven its ability to produce a high-purity dextrose with a lower carbon intensity and the company remains confident in its commercial potential. The decision to temporarily pause operations presents an opportunity to further refine the dextrose production process.
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
Our margins are highly dependent on commodity prices, particularly for ethanol, distillers grains, Ultra-High Protein, renewable corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a variety of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and lock in favorable margins or reduce production when margins are compressed. Our profitability could be significantly impacted by price movements of the aforementioned commodities.
Recent Developments
Junior Notes and Warrant Amendments
On August 10, 2025, the company amended and restated the indenture covering the junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% to be added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate will increase by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date, with the next interest payment date being September 15, 2025. In addition to previous assets and equity securities pledged, the Junior Notes are now also secured by the assets and the real property owned by Green Plains Central City, LLC. The amendment adds certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also includes the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligates the company to register for resale the shares of common stock underlying warrants issued to BlackRock.
On May 7, 2025, the company amended its $125 million Junior Notes with BlackRock to extend the maturity date to May 15, 2026, with an amendment fee of 2.0% added to the principal balance of the Junior Notes, payable at the maturity date. Further, the strike price of the warrants was revised from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029.
GP Turnkey Tharaldson LLC Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. Proceeds receivable from the disposal were $24.2 million as of June 30, 2025. A preliminary pretax loss of $27.0 million was recorded during the three and six months ended June 30, 2025. Proceeds from the sale were received during July 2025.
Product Financing Arrangement
On June 16, 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment of $38.4 million for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. As of June 30, 2025, a liability of $37.1 million was recorded within product financing arrangement on the consolidated balance sheets.
Ancora Credit Facility and Warrants
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. Also executed as part of the credit facility, the company has issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants have a ten year exercise period.
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
The changes to the Board resulted in the appointment of three individuals as independent members on April 14, 2025, Steve Furcich, Carl Grassi, and Patrick Sweeney. These individuals were appointed as part of the continuation of the company's refreshment of the Board as they possess additive experience in key areas such as the agriculture and commodities sector, capital allocation, finance, long-term planning, and strategic reviews and transactions. From April 14, 2025, through the Annual Meeting, the appointments resulted in an expansion of the Board to ten members. The Board was reduced to eight members due to Ejnar A. Knudsen III and Alain Treuer not standing for re-election at this year’s Annual Meeting.
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
Restructuring Costs
As part of the strategic review process, in early 2025, the company launched a corporate reorganization and cost reduction initiative that will significantly reduce selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company identified approximately $50 million of financial improvement annually, inclusive of savings from idling the Fairmont, Minnesota facility, transitioning to a third party ethanol marketer, and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities. The company is continuing to identify additional opportunities. As a result of the reorganization, the company recorded one-time restructuring costs of $2.5 million and $19.1 million for the three and six months ended June 30, 2025, respectively, which includes severance related to the departure of its former CEO.
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
Idling of Clean Sugar Technology facility in Shenandoah, Iowa
During the first quarter, the company idled its operations at the CST™ facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. CST™ has already proven its ability to produce a high-

purity dextrose with a lower carbon intensity and the company remains confident in its commercial potential. The decision to temporarily pause operations presents an opportunity to further refine the dextrose production process.
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
Results of Operations
During the second quarter of 2025, we maintained an average utilization rate of approximately 86.1% of capacity, or 99.2% excluding Fairmont, resulting in ethanol production of 193.6 mmg, compared with 208.5 mmg, or 92.6% of capacity, for the same quarter last year. Our operating strategy is to transform our company to a value-add agricultural technology company. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable coproducts we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries. We are currently producing Ultra-High Protein at five of our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.05 million barrels per day during the second quarter of 2025, which was 2.9% higher than the 1.02 million barrels per day for the same quarter last year. Refiner and blender input volume was 910 thousand barrels per day for the second quarter of 2025, compared with 915 thousand barrels per day for the same quarter last year. Gasoline demand was consistent with the same quarter last year at 8.9 million barrels per day during the second quarter of 2025. U.S. domestic ethanol ending stocks increased by approximately 0.5 million barrels compared to the prior year, or 2.1%, to 24.1 million barrels as of June 30, 2025.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2025, were approximately 890 mmg, up from the 817 mmg for the same period of 2024. Canada was the largest export destination for U.S. ethanol accounting for approximately 32% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, United Kingdom and India accounted for approximately 13%, 11% and 11%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.0 to 2.2 billion gallons in 2025, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal and other protein feed ingredients. Likewise, our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the second quarter of 2025, soybean crush was approximately 569 million bushels, up 44 million bushels from the 525 million bushels crushed during the second quarter of 2024. Soybean oil stocks were 1.4 billion pounds, which was down from the 1.6 billion pounds of stocks as of June 30, 2024. Soybean meal production was 13.5 million short tons for the second quarter of 2025, up from the 12.4 million short tons from the same period in the prior year.
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
On June 13, 2025, the Federal Energy Regulatory Commission (“FERC”) issued an order approving a Stipulation and Consent Agreement ("Consent Agreement") between the Office of Enforcement (“OE”) and the company. The Consent Agreement resolved the OE’s investigation into trading activity conducted by the company which occurred during 2023. As part of the Consent Agreement, the company agreed to pay a civil penalty of $0.9 million, pay $23 thousand in restitution and interest, implement enhancements to its compliance program and be subject to certain trading restrictions.
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
Federal and foreign mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production. Sales of EVs in the U.S. were approximately 311 thousand vehicles during the second quarter of 2025, which represented approximately 7.4% of new vehicles sales, down 6.3% from the approximately 332 thousand in the second quarter of 2024. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol. However, the current administration has taken steps to roll back the CAFE standards issued by the prior administration.
The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, of up to $1.00 per gallon for non-SAF fuels and $1.75 per gallon for SAF, depending on the level of GHG reduction below 50 CI for each gallon produced from 2025 to 2027. The IRA also expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit. It also increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion and provided credits for the production and purchase of EVs, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in the IRA, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness.
OBBB, which was signed into law on July 4, 2025, made significant changes to several clean energy tax credits beginning in 2026. The legislation extended the 45Z tax credit to 2029; eliminated the indirect land use change penalty for crop-based feedstocks; restricted eligibility to fuel feedstocks under the United States-Mexico-Canada Agreement; established Foreign Entity of Concern (FEOC) restrictions; clarified that negative emissions rates, with the exception of animal manure, are not allowed; enhanced the language on qualified sales; and reinstated the Small-Agri-biodiesel Producer Credit (section 40A), which was boosted to $0.20 per gallon and can be claimed in addition to any credit received under section 45Z. The legislation also established credit value parity for carbon utilization, including enhanced oil recovery, under the 45Q tax credit, which also includes FEOC restrictions.
Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business. On January 10, 2025, the U.S. Department of Treasury issued a notice of intent to propose rulemaking on the 45Z Clean Fuel Production Credit, which it published on February 3, 2025 in Internal Revenue Bulletin 2025-6, and on January 15, 2025 the Department of Energy released an updated 45ZCF-GREET model for calculating CI values of various feedstocks and finished fuels under 45Z. Additionally, on January 15, 2025, the USDA put forth interim rules around climate smart agriculture for crops serving as feedstocks for biofuel production, including corn, soybeans and sorghum, though it was not incorporated into Treasury’s 45Z proposed rulemaking at this time. While the proposed regulations are subject to change, and the GREET model could continue to be updated such as on May 30, 2025 when the Department of Energy released a new version of the 45ZCF-GREET model, as of this filing the model indicates that CCS could reduce the CI of corn ethanol by approximately 33 points, and that distillers corn oil used to produce biodiesel, renewable diesel or SAF has a lower CI score relative to most other feedstocks. Additionally, the 45Z guidance excluded imported used cooking oil from qualifying for the credit if used as a feedstock to produce on-road fuels, though it still qualifies to produce SAF.
The RFS sets a floor for biofuels use in the United States. In June 2025, the EPA proposed RVOs for 2026 and 2027, setting the implied conventional ethanol levels at 15 billion gallons for 2026 and 2027. The EPA also proposed an increase in biomass-based diesel volumes over the two years, setting the volumes at 5.61 billion gallons for 2026 and 5.86 billion for 2027. The EPA also included a decrease in the 2025, 2026, and 2027 cellulosic volumes despite the fact that throughout 2024 and 2025, the EPA has approved many of the pending corn kernel fiber registrations which have been languishing for years at the agency. Additionally, the EPA completely removed the e-RIN pathway and the definition of renewable electricity from the RFS program and proposed to amend RFS regulations so that foreign biofuels and feedstocks would only generate 50 percent of the RIN value relative to domestic biofuels and feedstocks. The EPA held a public hearing on the RVO proposal on July 8, 2025 and opened a 45-day comment period closing on August 8, 2025.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. On October 21, 2024, the U.S. Supreme Court agreed to review the various Circuit Court rulings on SREs to determine the proper venue. On February 6, 2025, the U.S. Supreme Court denied the new administration’s request to delay the case and oral arguments took place on March 25, 2025 with a final ruling issued on June 18, 2025. The Supreme Court ruled that the D.C. Circuit Court is the proper venue for legal challenges to SREs.
In 2019, the EPA issued emergency One-Pound Reid Vapor Pressure (RVP) waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2025 driving season marking the seventh consecutive year that E15 is able to be sold year-round nationwide, with the exception of California which has not approved the fuel. On October 25, 2024, the Governor of California issued a directive to CARB to expedite the ongoing multi-year review process for approving the use of E15 in the State and on June 27, 2025 signed a budget bill that includes additional funding for CARB to complete the review process.
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
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program (HBIIP) in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment capable of dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The IRA, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure. On March 31, 2025, the USDA announced it intends to release $537 million in funding under the HBIIP.
More states are expected to join California, Washington, Oregon, and New Mexico in establishing their own LCFS programs. In recent years, several states have made progress on developing such programs by introducing legislation. Hawaii, Illinois, New Jersey, and New York have all introduced or reintroduced LCFS laws in 2025. However, most are at very early stages and still in committee. On July 1, 2025, a California LCFS amendment went into effect increasing the state’s 2030 CI reduction target from 20% to 30% as well introducing an automatic acceleration mechanism which will further increase CI reduction targets if the credit bank exceeds a certain threshold. This mechanism is expected to have an immediate “step-down” effect in 2025, increasing the reduction target to 9% from 7%. While the amendment does come with some additional compliance requirements, both of the above factors should have the effect of addressing credit oversupply and strengthening prices.
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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2025 compared to 2024, along with the ceasing of a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC, the disposition of our Birmingham, Alabama terminal in September of 2024, the idling of our Fairmont, Minnesota plant in January of 2025 and our corporate restructuring and cost saving initiatives in 2025.
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

The selected operating segment financial information is as follows (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Revenues
Ethanol production
Revenues from external customers	$526,954	$524,264	0.5%	$1,024,412	$1,028,710	(0.4)%
Intersegment revenues	199	1,179	(83.1)	513	2,392	(78.6)
Total segment revenues	527,153	525,443	0.3	1,024,925	1,031,102	(0.6)
Agribusiness and energy services
Revenues from external customers	25,875	94,561	(72.6)	129,932	187,329	(30.6)
Intersegment revenues	5,656	6,388	(11.5)	11,428	12,616	(9.4)
Total segment revenues	31,531	100,949	(68.8)	141,360	199,945	(29.3)
Revenues including intersegment activity	558,684	626,392	(10.8)	1,166,285	1,231,047	(5.3)
Intersegment eliminations	(5,855)	(7,567)	(22.6)	(11,941)	(15,008)	(20.4)
	$552,829	$618,825	(10.7)%	$1,154,344	$1,216,039	(5.1)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Cost of goods sold
Ethanol production (1)	$493,663	$495,053	(0.3)%	$997,127	$1,003,355	(0.6)%
Agribusiness and energy services	23,451	93,516	(74.9)	124,549	181,502	(31.4)
Intersegment eliminations	(5,855)	(7,567)	(22.6)	(11,941)	(15,008)	(20.4)
	$511,259	$581,002	(12.0)%	$1,109,735	$1,169,849	(5.1)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Gross margin
Ethanol production (1) (2)	$33,490	$30,390	10.2%	$27,798	$27,747	0.2%
Agribusiness and energy services	8,080	7,433	8.7	16,811	18,443	(8.8)
	$41,570	$37,823	9.9%	$44,609	$46,190	(3.4)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Depreciation and amortization
Ethanol production	$22,918	$20,544	11.6%	$43,953	$41,078	7.0%
Agribusiness and energy services (3)	3,860	497	*	4,458	1,002	*
Corporate activities	782	543	44.0	1,536	991	55.0
	$27,560	$21,584	27.7%	$49,947	$43,071	16.0%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Operating income (loss)
Ethanol production (1) (2) (4)	$(12,218)	$(2,213)	*	$(51,768)	$(35,866)	44.3%
Agribusiness and energy services (3)	849	2,166	(60.8)	3,282	8,170	(59.8)
Corporate activities (5) (6)	(16,994)	(17,664)	(3.8)	(42,137)	(34,904)	20.7
	$(28,363)	$(17,711)	60.1%	$(90,623)	$(62,600)	44.8%
(1)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $2.3 million for the three and six months ended June 30, 2025.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the three and six months ended June 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the three and six months ended June 30, 2025.
(4)Ethanol production includes impairment of assets held for sale of $10.7 million for the three and six months ended June 30, 2025.
(5)Corporate activities includes $1.7 million and $12.0 million of restructuring costs for the three and six months ended June 30, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(6)Corporate activities include a pretax loss on sale of assets of $4.0 million for the three and six months ended June 30, 2025.
* Percentage variances not considered meaningful.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs, loss on sale of assets and equity method investment, impairment of assets held for sale and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Net loss	$(72,227)	$(24,038)	200.5%	$(144,868)	$(75,160)	92.7%
Interest expense	13,899	7,494	85.5	22,812	15,280	49.3
Income tax expense (benefit), net of equity method income tax benefit	1,885	(273)	*	1,720	56	*
Depreciation and amortization (1)	27,560	21,584	27.7	49,947	43,071	16.0
EBITDA	(28,883)	4,767	*	(70,389)	(16,753)	*
Restructuring costs	2,520	—	*	19,106	—	*
Loss on sale of assets	4,044	—	*	4,044	—	*
Impairment of assets held for sale	10,724	—	*	10,724	—	*
Loss on sale of equity method investment	26,987	—	*	26,987	—	*
Proportional share of EBITDA adjustments to equity method investees	1,050	271	*	1,828	316	*
Adjusted EBITDA	$16,442	$5,038	*	$(7,700)	$(16,437)	(53.2)%
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2025	2024		2025	2024
Adjusted EBITDA
Ethanol production (1)	$8,992	$17,952	(49.9)%	$(10,424)	$4,331	*
Agribusiness and energy services	5,028	3,045	65.1	8,184	10,101	(19.0)
Corporate activities (2) (3)	(42,903)	(16,230)	164.3	(68,149)	(31,185)	118.5
EBITDA	(28,883)	4,767	*	(70,389)	(16,753)	*
Restructuring Costs	2,520	—	*	19,106	—	*
Loss on sale of assets	4,044	—	*	4,044	—	*
Impairment of assets held for sale	10,724	—	*	10,724	—	*
Loss on sale of equity method investment	26,987	—	*	26,987	—	*
Proportional share of EBITDA adjustments to equity method investees	1,050	271	*	1,828	316	*
	$16,442	$5,038	*	$(7,700)	$(16,437)	(53.2)%

(1)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million offset by impairment of assets held for sale of $10.7 million and an inventory lower of cost or net realizable value adjustment of $2.3 million for the three and six months ended June 30, 2025.
(2)Corporate activities includes $1.7 million and $12.0 million of restructuring costs recorded within selling, general and administrative expenses for the three and six months ended June 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(3)Corporate activities include a pretax loss on sale of assets of $4.0 million and a pretax loss on sale of equity method investment of $27.0 million for the three and six months ended June 30, 2025.
* Percentage variances not considered meaningful.
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Consolidated Results
Consolidated revenues decreased $66.0 million for the three months ended June 30, 2025 compared with the same period in 2024 primarily as a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC.
Net loss increased $48.2 million for the three months ended June 30, 2025 compared with the same period last year primarily due to a loss on equity method investees, net of taxes of $28.3 million, impairment of assets held for sale of $10.7 million and a loss on sale of assets of $4.0 million. Adjusted EBITDA increased $11.4 million for the three months ended June 30, 2025 compared with the same period last year primarily due to a change in operating strategy and margins from a one-time sale of accumulated RINs partially offset by lower margins in our ethanol production segment. Interest expense increased for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to amortization of loan fees related to the issuance and modification of warrants in conjunction with access to a short-term line of credit and an amendment on our Junior Notes as well as decreased capitalized interest. Income tax expense was $2.3 million for the three months ended June 30, 2025 compared with income tax benefit of $0.3 million for the same period in 2024 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets related to gains (losses) on derivatives.
The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Three Months Ended June 30,
	2025	2024	% Variance

Ethanol (gallons)	193,571	208,483	(7.2)%
Distillers grains (equivalent dried tons)	413	463	(10.8)
Ultra-High Protein (tons)	66	65	1.5
Renewable corn oil (pounds)	65,231	73,630	(11.4)
Corn consumed (bushels)	65,312	71,819	(9.1)
Revenues in our ethanol production segment increased $1.7 million for the three months ended June 30, 2025 compared with the same period in 2024, primarily due to a sale of RINs accumulated over time and higher weighted average selling prices on ethanol and renewable corn oil resulting in increased revenues of $22.6 million, $7.3 million and $7.8 million, respectively, partially offset by lower ethanol, distillers grain and renewable corn oil volumes sold resulting in decreased revenues of $27.7 million, $8.2 million and $3.8 million, respectively, in addition to lower terminal revenues of $2.4 million. Revenues also increased as a result of hedging activities by $6.9 million.
Cost of goods sold in our ethanol production segment decreased $1.4 million for the three months ended June 30, 2025 compared with the same period last year primarily due to lower corn volumes processed, ethanol freight costs and repair and maintenance costs resulting in decreases of $30.0 million, $19.9 million and $4.6 million, respectively, partially offset by higher ethanol volumes purchased and weighted average corn prices resulting in increased costs of $41.8 million and $5.4 million, respectively. Costs also increased as a result of hedging activities of $5.7 million.
Operating loss in our ethanol production segment increased $10.0 million for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to impairment of assets held for sale and decreased margins as outlined above partially offset by margins from a one-time sale of accumulated RINs. Depreciation and amortization expense for the ethanol production segment was $22.9 million for the three months ended June 30, 2025, compared with $20.5 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $69.4 million while operating income decreased $1.3 million for the three months ended June 30, 2025 compared with the same period in 2024. The decrease in revenues was primarily a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC. The decrease in operating income was primarily due to the impairment of property and equipment of $3.1 million.
Intersegment Eliminations
Intersegment eliminations of revenues decreased $1.7 million for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to decreased freight revenue associated with the ethanol production segment.
Corporate Activities
Operating loss was impacted by a decrease in corporate activities of $0.7 million for the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $5.0 million decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiative partially offset by a loss on sale of assets of $4.0 million during the three months ended June 30, 2025.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Consolidated Results
Consolidated revenues decreased $61.7 million for the six months ended June 30, 2025 compared with the same period in 2024 primarily as a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC.
Net loss increased $69.7 million for the six months ended June 30, 2025 compared with the same period last year primarily due to a loss on equity method investees, net of taxes of $29.1 million, impairment of assets held for sale of $10.7 million and a loss on sale of assets of $4.0 million in addition to $19.1 million of restructuring costs. Adjusted EBITDA increased $8.7 million for the six months ended June 30, 2025 compared with the same period last year primarily due to margins from a one-time sale of accumulated RINs offset by lower margins in our agribusiness and energy services and ethanol production segments. Interest expense increased $7.5 million for the six months ended June 30, 2025 compared with the same period in 2024 primarily due to amortization of loan fees related to the issuance and modification of warrants in conjunction with access to a short-term line of credit and an amendment on our Junior Notes as well as decreased capitalized interest. Income tax expense was $2.4 million for the six months ended June 30, 2025, compared with income tax expense of $0.1 million for the same period in 2024 primarily due to an increase in the valuation allowance recorded against certain deferred tax assets related to gains (losses) on derivatives.
The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	% Variance

Ethanol (gallons)	388,899	416,387	(6.6)%
Distillers grains (equivalent dried tons)	830	932	(10.9)
Ultra-High Protein (tons)	134	125	7.2
Renewable corn oil (pounds)	129,494	140,351	(7.7)
Corn consumed (bushels)	131,576	143,093	(8.0)
Revenues in our ethanol production segment decreased $6.2 million for the six months ended June 30, 2025 compared with the same period in 2024, primarily due to lower ethanol, distillers grains, and renewable corn oil volumes sold resulting in decreased revenues of $48.7 million, $16.5 million and $5.2 million, respectively, in addition to lower average selling prices of distillers grains and lower terminal revenues resulting in decreased revenues of $19.6 million and $4.5 million, respectively, partially offset by higher weighted average selling prices of ethanol and renewable corn oil volumes sold resulting in increased revenues of $54.2 million and $6.1 million, respectively, as well as $22.6 million related to a one-time sale of accumulated RINs and a $9.2 million increase as a result of hedging activities.
Cost of goods sold in our ethanol production segment decreased $6.2 million for the six months ended June 30, 2025 compared with the same period last year primarily due to lower corn volumes processed, lower freight costs, lower repair and maintenance costs and hedging activities resulting in decreases of $52.8 million, $15.3 million, $5.6 million and $1.7 million, respectively, offset by higher ethanol volumes purchased and weighted average corn prices resulting in increased costs of $53.0 million and $21.3 million, respectively.
Operating loss increased $15.9 million for the six months ended June 30, 2025 compared with the same period in 2024 due to impairment of assets held for sale of $10.7 million, a $2.9 million increase in depreciation and amortization expense as a result of additional assets being placed in service and non-recurring increased personnel costs as a result of restructuring.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $58.6 million while operating income decreased

$4.9 million for the six months ended June 30, 2025 compared with the same period in 2024. The decrease in revenues was a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC. Operating income decreased primarily as a result of the impairment of property and equipment of $3.1 million as well as non-recurring increased personnel costs as a result of restructuring.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $3.1 million for the six months ended June 30, 2025 compared with the same period in 2024 primarily due to decreased freight revenue associated with the ethanol production segment as well as decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating loss was impacted by an increase in corporate activities of $7.2 million for the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a loss on sale of assets of $4.0 million as well as non-recurring increased personnel costs as a result of restructuring, partially offset by a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiative during the six months ended June 30, 2025.
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
On June 30, 2025, we had $108.6 million in cash and cash equivalents and $44.1 million in restricted cash. We also had $258.5 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions based specifically on the availability of sufficient eligible collateral to support additional borrowings, in addition to $30.0 million available under our line of credit with Ancora. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $93.3 million as of June 30, 2025. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2025, our subsidiaries had approximately $36.2 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
The company has $130.7 million of debt under the Junior Notes due on September 15, 2026 and $230.0 million of debt under the unsecured 2.25% convertible senior notes due March 15, 2027. On or before the maturation of this debt in 2026 and 2027, respectively, the company will require substantial additional liquidity to satisfy these debt obligations. The company is currently evaluating strategies to refinance or otherwise obtain the needed additional liquidity to satisfy these obligations, including but not limited to, issuing debt and/or other securities, entering into other financing arrangements, selling assets, or other strategic actions. There can be no assurance that the company will be able to execute on these strategies under acceptable terms or at all. If we are not able to refinance or extend the maturity date of the Junior Notes, the Junior Notes will be classified as current debt as of September 15, 2025 and the convertible senior notes will be classified as current debt as of March 15, 2026.
Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2025, compared with net cash used in operating activities of $65.7 million for the same period in 2024. Net cash provided by operating activities compared to the prior year was primarily affected by lower receivable and inventory balances due to a shortened cash conversion cycle resulting from the marketing agreement with Eco-Energy, LLC. This improvement was partially offset by a higher net loss from the same period of the prior year. Net cash used in investing activities was $32.3 million for the six months ended June 30, 2025 compared with net cash used in investing activities of $55.5 million for the same period in 2024. Investing activities compared to the prior year were primarily affected by decreases in capital expenditures and investment in equity method investees. Net cash used in financing activities was $28.1 million for the six months ended June 30, 2025 compared with net cash used in financing activities of $32.4 million for the same period in 2024, primarily due to increased net proceeds from a product financing arrangement and the prior period extinguishment of non-controlling interest, partially offset by higher net payments on short-term borrowing arrangements when compared to the same period in 2024.

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
We incurred net capital expenditures of approximately $27.9 million during the six months ended June 30, 2025, primarily for various other capital projects. Capital spending for the remainder of 2025 is expected to be approximately $10.0 million, which is subject to review prior to the initiation of any project. This estimated capital spending for the remainder of 2025 excludes estimated total costs of approximately $130 million related to our carbon capture and sequestration projects to be funded through project related financing. We currently have property and equipment and carbon equipment liabilities of $80.2 million recorded on our balance sheet as of June 30, 2025. Anticipated total costs of approximately $130.0 million will be placed in service upon completion of the project in the fourth quarter of 2025, at which point we will repay the project related financing monthly over twelve years. The company currently estimates annualized payments of $17.8 million. Original costs were estimated at $110 million, and subsequently increased to $130 million as contracts were finalized with vendors. We have a high degree of certainty surrounding these cost estimates.
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
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares of common stock during the second quarter of 2025.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.
Debt
We were in compliance with our debt covenants at June 30, 2025. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027, or the 2.25% notes. The 2.25% notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2.25% notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2.25% notes for redemption. We may settle the 2.25% notes in cash, common stock or a combination of cash and common stock. At June 30, 2025, the outstanding principal balance on the 2.25% notes was $230.0 million.
On May 7, 2025, we entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025 and gave us additional flexibility in order to continue the implementation of our strategic plan.

The facility bore interest at 10% on borrowings and has a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. Also executed as part of the credit facility, the company issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants have a ten year exercise period.There was no outstanding balance on the facility as of June 30, 2025.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon issued $125.0 million of junior secured mezzanine notes due February 2026 with BlackRock. The Junior Notes are secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. On May 7, 2025 the Junior Notes were amended to give us additional flexibility in order to continue the implementation of our strategic plan, which extended the maturity date from February 9, 2026 to May 15, 2026, with an amendment fee of 2.0% to be added to the principal balance of the Junior Notes, payable at the maturity date. Further, the strike price of warrants previously issued in conjunction with the Junior Notes was revised from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029. At June 30, 2025, these notes accrued interest at a rate of 11.75%. As of July 31, 2025, the Junior Notes also are secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC.
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% to be added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate will increase by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date, with the next interest payment date being September 15, 2025. In addition to assets and equity securities pledged, the Junior Notes are now also secured by the assets and the real property owned by Green Plains Central City, LLC. The amendment adds certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also includes the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligates the company to register for resale the shares of common stock underlying warrants issued to BlackRock.
The company believes that it has adequate access to capital to source appropriate funding to refinance or extinguish the Junior Notes.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At June 30, 2025, the outstanding principal balance was $70.9 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At June 30, 2025, the outstanding principal balance was $75.0 million on the facility and the interest rate was 7.92%.
Green Plains Commodity Management has an uncommitted secured revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2025, the outstanding principal balance was $5.1 million on the facility and the interest rate was 6.14%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2025.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of June 30, 2025 totaled $71.9 million. As of June 30, 2025, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $178.1 million, future commitments for storage and transportation valued at approximately $33.9 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $82.0 million. Refer to Note 13 – Commitments and Contingencies included in the notes to the consolidated financial statements for more information.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At June 30, 2025, we had $519.3 million in debt, $80.1 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.8 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended June 30, 2025, revenues included net gains of $1.5 million, while cost of goods sold included net gains of $1.0 million, and during the six months ended June 30, 2025, revenues included net gains of $6.7 million, and cost of goods sold included net losses of $7.1 million, associated with derivative financial instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2025, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	784,000	Gallons	$93,389
Corn	264,800	Bushels	$84,370
Distillers grains (2)	1,850	Tons (3)	$19,812
Renewable corn oil	258,100	Pounds	$10,803
Natural gas	22,600	MmBTU	$4,574
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. Our business may be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. While the current administration’s efforts to counter trade barriers in certain countries may ultimately benefit the ethanol industry (such as Brazil, where U.S. ethanol has been subject to tariffs since 2020), the risk of reciprocal tariffs by other countries, including Canada and Mexico, may impede exported volumes. The outcome of trade negotiations or lack thereof, has had and/or may continue to have a material adverse effect on our business, financial condition and results of operations.
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
Ethanol imports also affect domestic supply and demand. Imported ethanol is not subject to an import tariff under the United States-Mexico-Canada Agreement (USMCA), provided it satisfies the agreement’s rules of origin, which are required for preferential tariff treatment. As of early 2025, denatured ethanol for fuel use imported from Brazil and other countries subject to Most Favored Nation treatment is generally subject to a 1.9% ad valorem tariff, while undenatured ethanol is subject to a 2.5% ad valorem tariff. However, a series of executive orders issued in March and April of 2025 have introduced or proposed significant changes to U.S. trade policy, including a baseline 10% tariff on a broad range of imported goods, unless replaced by higher country-specific rates. Additionally, on July 15, 2025, The Office of the U.S. Trade Representative initiated a Section 301 investigation into Brazil’s unfair trading practices. While Brazil’s tariffs on U.S. ethanol have fluctuated since 2017, they have been set at 18% since January 1, 2024. These developments have created uncertainty around ethanol import pricing and raised the risk of retaliatory trade measures. We continue to monitor potential adjustments to tariff levels or exemptions as trade negotiations evolve. Under the RFS, sugarcane ethanol from Brazil can be used as a means for obligated parties to meet the advanced biofuel standard in addition to state level low-carbon fuel standards. Brazil is also rapidly expanding corn and corn ethanol production, which can have a lower CI score if it is produced from the second crop or “Safrinha” crop, which could be imported into the U.S. or displace our exports elsewhere globally.
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
Renewable Corn Oil. Renewable corn oil is marketed as a low-carbon feedstock for biofuel production including renewable diesel, biodiesel and currently to a lesser extent, sustainable aviation fuel. The price of renewable corn oil is largely influenced by demand for these fuels, particularly renewable diesel, as well as broader dynamics within the vegetable oil and feedstock markets. They are also impacted by margin dynamics within the renewable diesel industry and the relative pricing and availability of alternative feedstocks, domestic or imported. Expanded demand from the renewable diesel and biodiesel industry due to RVOs, new tax credits included in the IRA, growing LCFS markets in California, Oregon, Washington state or Canada as well as customer acceptance for such fuels could impact renewable corn oil demand. Recent restrictions imposed on imported feedstocks also provide benefits. In general, renewable corn oil prices follow the prices of heating oil and soybean oil but corn oil trades at a premium for its low CI score. Corn oil prices are well supported as a result of current incentives and import restrictions. If the soy complex would come under pressure due to oversupply of soybeans, corn oil prices would also be pressured. Further, if the EPA issues SREs, it could lead to downward pressure on renewable feedstock prices including corn oil.

Risks Related to Carbon Capture and Sequestration Projects, Including Operational, Regulatory, and Market Uncertainties
We have seven facilities committed to carbon capture and sequestration (CCS) projects, including the ongoing construction of carbon capture equipment at three Nebraska locations. While the Summit projects have not commenced, with respect to the three Nebraska projects, they could face a range of risks that could delay, reduce, or suspend carbon capture operations and/or revenue.
While we strive to comply with all federal tax incentive qualification requirements—including prevailing wage and apprenticeship rules—we cannot provide assurance that we will be in compliance at all times or will not incur material costs or liabilities as a result. Moreover, even if operational and technical goals are achieved, the CI reductions we anticipate may not fully materialize. Regulatory CI modeling frameworks may change in ways that are outside our control and could reduce or eliminate the expected benefits of our CCS projects.
Federal policies, such as those enacted under the IRA, may also change. Future modifications could adversely impact corn-based ethanol from accessing key tax incentives, or otherwise reduce potential benefits. In addition, delays in issuing or finalizing regulations, regulations not consistent with industry expectation or the rescission of clean energy or carbon capture tax credits at the federal, state, or international levels, could negatively affect our CCS initiatives.
We are also exposed to risks related to our ability to monetize tax incentives and voluntary carbon credits at values we currently expect, or at all. Uncertainty in tax credit markets, changes in demand, or regulatory shifts could significantly impact the economic returns from our CCS projects. Similarly, developments in the voluntary carbon credit markets, including fluctuating buyer interest, changes in verification standards, or reduced market confidence, could undermine the value of our credits or make monetization infeasible.
Lastly, while much of our current CCS risk relates to facilities under our control, additional risks exist in connection with factors outside of our control such as the supporting infrastructure, including the carbon pipeline and injection wells. Delays in permitting, construction, or operational issues with these components could impair our ability to capture or permanently sequester CO₂, and thereby limit, reduce, or nullify the benefits of our facility-level investments and adversely affect our business, revenue and/or profitability.
We may not be successful in refinancing, repaying or extending the maturity of our Junior Notes and any such refinancing may not be obtainable on terms favorable to us. If we are not able to refinance the Junior Notes or extend the maturity date of the Junior Notes, they will become classified as current debt.
The company has $130.7 million of debt under the Junior Notes due on September 15, 2026 and $230.0 million of debt under the unsecured 2.25% convertible senior notes due on March 15, 2027. On or before the maturation of this debt in 2026 and 2027, the company will require substantial additional liquidity to satisfy this debt obligation. The company is currently evaluating strategies to refinance or otherwise obtain the needed additional liquidity to satisfy this obligation, including but not limited to, issuing debt and/or securities, entering into other financing arrangements, selling assets, or other strategic actions. There can be no assurance that the company will be able to execute on these strategies under acceptable terms or at all. If we are unable to refinance or extend the maturity date of the Junior Notes, the Junior Notes will be classified as current debt as of September 15, 2025, and the convertible senior notes will be classified as current debt as of March 15, 2026. The failure to repay the Junior Notes and convertible senior notes promptly following any such reclassification to current debt could result in a going concern qualification with respect to our financial statements.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the second quarter of 2025:

Period	Total Number of Shares Withheld	Average Price Paid per Share
April 1 - April 30	16,538	$4.13
May 1 - May 31	9,687	4.10
June 1 - June 30	3,354	4.17
Total	29,579	$4.13

In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 7.4 million shares of common stock for approximately $92.8 million under the program. We did not repurchase any shares during the second quarter of 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(A)
First Supplemental Indenture; Second Amended and Restated Warrant Agreements
On May 7, 2025, Green Plains SPE LLC, as issuer, entered into that certain First Supplemental Indenture (the “First Supplemental Indenture”), dated May 7, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. The First Supplemental Indenture extended the maturity date of the Junior Notes from February 9, 2026 to May 15, 2026 and increased the principal amount outstanding by $2.5 million.
The foregoing description of the First Supplemental Indenture does not purport to be complete. The description of the First Supplemental Indenture herein is qualified by reference to the copy of the First Supplemental Indenture attached as Exhibit 10.4, which is incorporated by reference into this Current Quarterly Report on Form 10-Q in its entirety.
In connection with the entry into the First Supplemental Indenture, the company amended and restated its outstanding warrant agreements with certain funds and accounts under management by BlackRock. The amended and restated warrant agreements modified the exercise price of the warrants to (i) $22.00 per share if certain conditions were met by July 31, 2025 (ii) $7.00 per share if such conditions were not met by July 31, 2025 and extended the exercise period to December 31, 2029. As a result of the company’s issuance of warrants to certain affiliates of Ancora, the exercise price of the warrants is now $0.01.
The foregoing description of the second amended and restated warrant agreements do not purport to be complete. The description of the second amended and restated warrant agreements is qualified by reference to the copy of the second amended and restated warrant agreements attached as Exhibits 10.6(a)-10.6(d), which is incorporated by reference into this Current Quarterly Report on Form 10-Q in its entirety.
Subscription Agreement; Amended and Restated Indenture
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% to be added to the principal balance of the Junior Notes, payable at the maturity date (the “Amended and Restated Indenture”). The interest rate will increase by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date, with the next interest payment date being September 15, 2025. In addition to previous assets and equity securities pledged, the Junior Notes are now also secured by the assets and the real property owned by Green Plains Central City, LLC. The Amended and Restated Indenture adds certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets.
The foregoing description of the Amended and Restated Indenture does not purport to be complete. The description of the Amended and Restated Indenture herein is qualified by reference to the copy of the Amended and Restated Indenture attached as Exhibit 10.11 which is incorporated by reference into this Current Quarterly Report on Form 10-Q in its entirety.

In connection with the Amended and Restated Indenture, the company executed a subscription agreement with certain funds and accounts under management by BlackRock (the “Subscription Agreement”) pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The Subscription Agreement contains customary registration, demand, and piggyback rights. The Subscription Agreement also includes the right for such funds and accounts to exchange up to 750,000 warrants issued pursuant to the second amended and restated warrant agreements to be exchanged pro rata for up to $6 million of outstanding principal of Junior Notes. The Subscription Agreement obligates the company to register for resale the shares of common stock underlying warrants issued to BlackRock.
The foregoing description of the Subscription Agreement does not purport to be complete. The description of the Subscription Agreement herein is qualified by reference to the copy of the Subscription Agreement attached as Exhibit 10.12 which is incorporated by reference into this Current Quarterly Report on Form 10-Q in its entirety.
(B) N/A
(C) During the three months ended June 30, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1
Cooperation Agreement, dated April 11, 2025, by and between Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 15, 2025)

10.2
Ethanol Marketing Agreement, dated April 16, 2025, by and between Green Plains Trade Group LLC and Eco-Energy, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 22, 2025) (The exhibits to the Marketing Agreement have been omitted. The Company will furnish such exhibits to the SEC upon request.)**

10.3
First Amendment to Loan and Security Agreement, dated April 14, 2025, related to Loan and Security Agreement dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.7 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025) (The exhibits and schedules to Exhibit A have been omitted. The Company will furnish such schedules to the SEC upon request.)

10.4
First Supplemental Indenture, dated May 7, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.5
Guarantee Agreement, dated as of May 7, 2025, between Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor, each of the entities listed on Exhibit A as Additional Guarantors, and Wilmington Trust, National Association, as Trustee, under the Indenture, dated as of February 9, 2021, as amended by Amendment No. 1 dated May 13, 2022 and as supplemented by the first supplemental indenture, dated May 7, 2025 (incorporated herein by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.6(a)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10.10(a) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.6(b)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (incorporated herein by reference to Exhibit 10.10(b) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.6(c)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (incorporated herein by reference to Exhibit 10.10(c) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.6(d)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.10(d) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.7
Secured Line of Credit Agreement, dated May 7, 2025 by Green Plains Inc., as Borrower, Green Plains Central City LLC, as Guarantor and Ancora Alternatives LLC, as Lender (incorporated herein by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.8(a)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst Institutional, LP (incorporated herein by reference to Exhibit 10.12(a) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.8(b)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst, LP (incorporated herein by reference to Exhibit 10.12(b) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.8(c)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin Institutional, LP (incorporated herein by reference to Exhibit 10.12(c) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.8(d)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin, LP (incorporated herein by reference to Exhibit 10.12(d) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.8(e)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Bellator Fund, LP (incorporated herein by reference to Exhibit 10.12(e) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9	Fourth Amendment to Revolving Credit Facility, dated as of June 18, 2025, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC
10.10	Sale, Assignment and Assumption Agreement, dated June 30,2025, by and between Green Plains Turnkey I LLC and Tharaldson Ethanol Plant I, LLC
10.11
Amended and Restated Indenture, dated August 10, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee

10.12
Subscription Agreement, dated August 10, 2025, by and between Green Plains Inc., BlackRock Global Allocation Fund, Inc., BlackRock Global Allocation Collective Fund, BlackRock Total Return Bond Fund, and Strategic Income Opportunities Bond Fund (The schedules and exhibits have been omitted. The company will furnish such schedules to the SEC upon request.)

10.13
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains Inc. and its subsidiaries, individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (The schedules and exhibits to the Pledge and Security Agreement have been omitted. The company will furnish such schedules exhibits to the SEC upon request.)

10.14
Amended and Restated Pledge and Security Agreement dated August 10, 2025 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (The schedules and exhibits to the Amended and Restated Pledge and Security Agreement have been omitted. The company will furnish such schedules and exhibits to the SEC upon request.)

10.15
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains York Capture Company LLC, Green Plains Wood River Capture Company LLC and Green Plains Central City Capture Company LLC individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (The schedules and exhibits to the Pledge and Security Agreement have been omitted. The company will furnish such schedules and exhibits to the SEC upon request.)

10.16(a)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (The exhibits have been omitted. The company will furnish such exhibits to the SEC upon request.)

10.16(b)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (The exhibits have been omitted. The company will furnish such exhibits to the SEC upon request.)

10.16(c)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (The exhibits have been omitted. The company will furnish such exhibits to the SEC upon request.)

10.16(d)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (The exhibits have been omitted. The company will furnish such exhibits to the SEC upon request.)

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
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL.
**
Certain provisions and terms of the exhibit have been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K because the Company customarily and actually treats that information as private or confidential, and the omitted information is not material. The Company will supplementally provide an unredacted copy of this exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: August 11, 2025	By:	/s/ Michelle S. Mapes
Michelle S. Mapes
Interim Principal Executive Officer, Chief Legal and Administration Officer and Corporate Secretary
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Philip B. Boggs
Philip B. Boggs
Chief Financial Officer
(Principal Financial Officer)