Form 10-Q
period 2025-09-30
Green Plains Inc.
filed 2025-11-05
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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
☐ Yes ☒ No
The registrant had 69,835,042 common stock outstanding as of October 30, 2025.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$135,903	$173,041
Restricted cash	75,722	36,354
Accounts receivable, net of allowances of $84 and $80, respectively	84,942	94,901
Inventories	126,968	227,444
Prepaid expenses and other	16,079	27,138
Derivative financial instruments	6,977	10,154
Total current assets	446,591	569,032
Property and equipment, net of accumulated depreciation and amortization of $655,761 and $749,593, respectively	958,262	1,042,460
Operating lease right-of-use assets	59,093	72,161
Deferred income taxes, net	26,521	—
Other assets	42,016	98,521
Total assets	$1,532,483	$1,782,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$90,434	$154,817
Accrued and other liabilities	59,076	53,712
Derivative financial instruments	27,709	9,500
Operating lease current liabilities	20,930	24,711
Product financing arrangement	20,895	—
Short-term notes payable and other borrowings	45,000	140,829
Current maturities of long-term debt	2,042	2,118
Total current liabilities	266,086	385,687
Long-term debt	306,372	432,460
Operating lease long-term liabilities	39,655	49,190
Carbon equipment liabilities	117,519	17,918
Other liabilities	27,902	22,382
Total liabilities	757,534	907,637

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 74,734,161 and 67,512,282 shares issued, and 71,929,102 and 64,707,223 shares outstanding, respectively	75	68
Additional paid-in capital	1,264,553	1,213,646
Retained deficit	(451,516)	(318,298)
Accumulated other comprehensive income (loss)	(13,015)	973
Treasury stock, 2,805,059 shares	(31,174)	(31,174)
Total Green Plains stockholders' equity	768,923	865,215
Noncontrolling interests	6,026	9,322
Total stockholders' equity	774,949	874,537
Total liabilities and stockholders' equity	$1,532,483	$1,782,174
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$508,487	$658,735	$1,662,831	$1,874,774

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	456,321	580,626	1,566,056	1,750,475
Selling, general and administrative expenses	29,335	26,710	99,852	92,429
Gain on sale of assets, net	(36,006)	(30,723)	(31,962)	(30,723)
Depreciation and amortization expenses	24,968	26,070	74,915	69,141
Impairment of assets held for sale	—	—	10,724	—
Total costs and expenses	474,618	602,683	1,719,585	1,881,322
Operating income (loss)	33,869	56,052	(56,754)	(6,548)

Other income (expense)
Interest income	1,089	1,737	2,726	5,737
Interest expense	(47,763)	(10,089)	(70,575)	(25,369)
Other, net	(2,673)	478	(4,227)	1,272
Total other income (expense)	(49,347)	(7,874)	(72,076)	(18,360)
Income (loss) before income taxes and income (loss) from equity method investees	(15,478)	48,178	(128,830)	(24,908)
Income tax benefit	25,638	825	23,238	769
Income (loss) from equity method investees, net of income taxes	814	(366)	(28,302)	(2,384)
Net income (loss)	10,974	48,637	(133,894)	(26,523)
Net income (loss) attributable to noncontrolling interests	(952)	437	(676)	1,039
Net income (loss) attributable to Green Plains	$11,926	$48,200	$(133,218)	$(27,562)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$0.17	$0.75	$(1.99)	$(0.43)
Net income (loss) attributable to Green Plains - diluted	$0.17	$0.69	$(1.99)	$(0.43)

Weighted average shares outstanding
Basic	69,855	63,946	66,826	63,741
Diluted	77,869	71,660	66,826	63,741
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$10,974	$48,637	$(133,894)	$(26,523)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax expense (benefit) of $4,080, ($121), $7,619 and $2,001, respectively	(12,105)	338	(22,603)	(6,362)
Reclassification of realized losses on derivatives, net of tax benefit of ($1,965), ($1,890), ($2,904) and ($4,122), respectively	5,831	6,052	8,615	13,105
Total other comprehensive income (loss), net of tax	(6,274)	6,390	(13,988)	6,743
Comprehensive income (loss)	4,700	55,027	(147,882)	(19,780)
Comprehensive income (loss) attributable to noncontrolling interests	(952)	437	(676)	1,039
Comprehensive income (loss) attributable to Green Plains	$5,652	$54,590	$(147,206)	$(20,819)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(133,894)	$(26,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	74,915	69,141
Amortization of debt issuance costs and non-cash interest expense	9,691	1,758
Gain on sale of assets, net	(31,962)	(30,723)
Impairment of assets held for sale	10,724	—
Inventory lower of cost or net realizable value adjustment	275	10,086
Loss on extinguishment of debt	35,654	1,763
Deferred income taxes	(20,538)	(2,122)
Stock-based compensation	13,728	10,162
Loss from equity method investees, net of income taxes	28,302	2,384
Other	8,850	404
Changes in operating assets and liabilities before effects of asset dispositions
Accounts receivable	9,955	19,185
Inventories	89,812	12,837
Derivative financial instruments	(1,763)	3,245
Prepaid expenses and other assets	16,615	5,541
Accounts payable and accrued liabilities	(70,417)	(80,514)
Current income taxes	4,138	577
Other	(562)	(197)
Net cash provided by (used in) operating activities	43,523	(2,996)

Cash flows from investing activities
Purchases of property and equipment, net	(31,864)	(67,825)
Proceeds from the sale of assets	184,249	48,879
Proceeds from the sale of equity method investment	23,500	—
Investment in equity method investees, net	(4,909)	(15,672)
Net cash provided by (used in) investing activities	170,976	(34,618)

Cash flows from financing activities
Payments of principal on long-term debt	(132,133)	(61,230)
Proceeds from short-term borrowings	371,650	544,525
Payments on short-term borrowings	(467,936)	(528,128)
Net proceeds from product financing arrangement	20,895	—
Payments on extinguishment of non-controlling interest	—	(29,196)
Payments of transaction costs	—	(5,951)
Payments of loan fees	(960)	(1,544)
Payments related to tax withholdings for stock-based compensation	(2,047)	(4,604)
Other financing activities	(1,738)	(3,060)
Net cash used in financing activities	(212,269)	(89,188)

Net change in cash and cash equivalents, and restricted cash	2,230	(126,802)
Cash and cash equivalents, and restricted cash, beginning of period	209,395	378,762
Cash and cash equivalents, and restricted cash, end of period	$211,625	$251,960
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Nine Months Ended September 30,
	2025	2024
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$135,903	$227,460
Restricted cash	75,722	24,500
Total cash and cash equivalents, and restricted cash	$211,625	$251,960

Supplemental investing activities
Assets disposed of in sale	$150,336	$21,358
Less: liabilities relinquished	(12,101)	(3,456)
Net assets disposed	$138,235	$17,902

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$1,482	$631
Cash paid for interest	$32,996	$25,608
Capital expenditures in accounts payable	$4,037	$6,103
Capital expenditures in carbon equipment liabilities	$117,519	$7,213
Non-cash asset retirement obligation additions	$16,035	$1,460
Issuance of common stock as a result of the Merger	$—	$5
Non-cash extinguishment of non-controlling interest within additional paid-in capital	$—	$133,765
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
Assets Held for Sale
In accordance with ASC 360, Property, Plant, Equipment, the company determined the carrying values of certain assets classified as held for sale were not recoverable and exceeded their fair values. The company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $10.7 million, which is recorded within impairment of assets held for sale in the ethanol production segment on the consolidated statements of operations for the nine months ended September 30, 2025. After the impairment, we have $5.5 million of assets held for sale as of September 30, 2025, which were recorded in the ethanol production segment within property and equipment, net of accumulated depreciation and amortization on the consolidated balance sheets.
Investments in Equity Method Investees
On June 30, 2025, the company disposed of its 50% investment in GP Turnkey Tharaldson, which was accounted for on an equity method basis. Refer to Note 3 - Merger and Dispositions for further analysis. As of December 31, 2024, the company's investment in GP Turnkey Tharaldson totaled $51.6 million recorded in other assets on the consolidated balance sheet.
Product Financing Arrangement
During the second quarter of 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), this agreement was accounted for as a financing transaction and revenue is precluded. As of September 30, 2025, a liability of $20.9 million was recorded within product financing arrangement on the consolidated balance sheets.
Carbon Equipment Liabilities
The company has engaged Tallgrass High Plains Carbon Storage, LLC and its affiliates to construct carbon sequestration equipment at its three Nebraska plants in order to maximize tax credit potential related to the production of low carbon fuels. The equipment build is in process as of September 30, 2025, and the company has executed a financing agreement in which the cost of the project will be paid monthly over 12 years commencing once the facilities are in service. The company has recorded total project spend to date within carbon equipment liabilities on the consolidated balance sheets. The facilities are currently estimated to be placed in service in the fourth quarter. Once the facilities are placed in service, the amounts presented as carbon equipment liabilities will be reclassified and presented as debt on the consolidated balance sheets.
Income Tax Benefit
The company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBB. The credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the company's CI score to date and the expected sales price of the credits. The credits are recorded within income tax benefit on the consolidated statements of operations.

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended September 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	25,524	5,524	—	31,048
Renewable corn oil	—	—	—	—
Other	12,979	702	—	13,681
Intersegment revenues	347	71	(418)	—
Total revenues from contracts with customers	38,850	6,297	(418)	44,729
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	343,451	15,660	—	359,111
Distillers grains	44,313	8,158	—	52,471
Renewable corn oil	47,298	—	—	47,298
Other	—	4,878	—	4,878
Intersegment revenues	—	5,796	(5,796)	—
Total revenues from contracts accounted for as derivatives	435,062	34,492	(5,796)	463,758
Total Revenues	$473,912	$40,789	$(6,214)	$508,487

	Nine Months Ended September 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	68,621	12,029	—	80,650
Renewable corn oil	—	—	—	—
Other	63,280	2,834	—	66,114
Intersegment revenues	860	200	(1,060)	—
Total revenues from contracts with customers	132,761	15,063	(1,060)	146,764
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,094,711	101,982	—	1,196,693
Distillers grains	155,596	17,471	—	173,067
Renewable corn oil	115,769	—	—	115,769
Other	—	30,538	—	30,538
Intersegment revenues	—	17,095	(17,095)	—
Total revenues from contracts accounted for as derivatives	1,366,076	167,086	(17,095)	1,516,067
Total Revenues	$1,498,837	$182,149	$(18,155)	$1,662,831

	Three Months Ended September 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	19,597	4,521	—	24,118
Renewable corn oil	—	—	—	—
Other	12,919	2,015	—	14,934
Intersegment revenues	1,075	69	(1,144)	—
Total revenues from contracts with customers	33,591	6,605	(1,144)	39,052
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	439,981	76,014	—	515,995
Distillers grains	53,915	8,618	—	62,533
Renewable corn oil	35,859	3,346	—	39,205
Other	1,293	657	—	1,950
Intersegment revenues	—	6,620	(6,620)	—
Total revenues from contracts accounted for as derivatives	531,048	95,255	(6,620)	619,683
Total Revenues	$564,639	$101,860	$(7,764)	$658,735

	Nine Months Ended September 30, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	67,676	5,039	—	72,715
Renewable corn oil	—	—	—	—
Other	42,536	6,483	—	49,019
Intersegment revenues	3,467	233	(3,700)	—
Total revenues from contracts with customers	113,679	11,755	(3,700)	121,734
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,177,189	235,512	—	1,412,701
Distillers grains	195,683	23,871	—	219,554
Renewable corn oil	103,424	3,346	—	106,770
Other	5,766	8,249	—	14,015
Intersegment revenues	—	19,072	(19,072)	—
Total revenues from contracts accounted for as derivatives	1,482,062	290,050	(19,072)	1,753,040
Total Revenues	$1,595,741	$301,805	$(22,772)	$1,874,774

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customers
Revenues from Customer A represented 71% and 37% of total revenues for the three and nine months ended September 30, 2025, respectively, recorded within the ethanol production segment. For the three and nine months ended September 30, 2024, Customer B represented 13% of total revenues recorded within the ethanol production segment.

3.    MERGER AND DISPOSITIONS
Green Plains Obion LLC Disposition
On August 27, 2025, Green Plains Inc. announced that its wholly owned subsidiary, Green Plains Obion LLC, entered into an asset purchase agreement for the sale of the ethanol plant located in Rives, Tennessee, to POET Biorefining - Obion, LLC. On September 25, 2025, the company closed on the sale and received proceeds of $170 million plus related working capital of $13.8 million (the “POET Transaction”). A gain of $36.0 million was recorded in gain on sale of assets, net on the consolidated statements of operations. The proceeds from the sale were used to repay the outstanding balance of the junior secured mezzanine notes due 2026 and to supplement corporate liquidity.
The company incurred transaction costs of $5.2 million related to the POET Transaction during the three and nine months ended September 30, 2025. These costs consisted primarily of financial advisory services, legal services and other professional fees, and were recorded as a reduction of gain on sale of assets, net.
The assets sold and liabilities transferred of the POET Transaction at closing on September 25, 2025 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	$19,485
Prepaid expenses and other	21
Derivative financial instruments	14
Property and equipment	127,077
Operating lease right-of-use assets	3,739

Accounts payable	(5,462)
Accrued and other liabilities	(2,243)
Operating lease current liabilities	(1,687)
Operating lease long-term liabilities	(2,052)
Debt	(657)
Total identifiable net assets disposed	$138,235
The amounts reflected above represent preliminary amounts subject to post-closing working capital adjustments, which had not been finalized as of September 30, 2025.
Proventus LLC Disposition
On May 31, 2025, the company completed the sale of its 75% interest in Proventus LLC for net proceeds of $0.4 million. The company recorded a pretax loss on the sale of $4.0 million during the nine months ended September 30, 2025 within loss on sale of assets on the consolidated statements of operations. Net assets sold at closing, consisting of property and equipment, totaled $9.0 million. As part of the transaction, the company removed $4.5 million of non-controlling interest in Proventus LLC, which was included in the calculation of the pretax loss disclosed above.
GP Turnkey Tharaldson LLC Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. Proceeds from the disposal are estimated at $25.0 million. The balance of the equity method investment on the date of the disposal was $51.2 million. A preliminary pretax loss of $26.2 million was recorded during the nine months ended September 30, 2025 within loss from equity method investees, net of income taxes on the consolidated statements of operations.
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
The company incurred transaction costs of $5.5 million related to the Merger during the nine months ended September 30, 2024. These costs were directly related to the Merger consisting primarily of financial advisory services, legal services and other professional fees, and were recorded as an offset to the issuance of common stock within additional paid-in capital.
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
The assets sold and liabilities transferred of the Birmingham Transaction at closing on September 30, 2024 were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Prepaid expenses and other	$1,209
Property and equipment	7,012
Operating lease right-of-use assets	2,208
Goodwill	10,598

Operating lease current liabilities	(427)
Operating lease long-term liabilities	(2,312)
Other liabilities	(556)
Total identifiable net assets disposed	$17,732
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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$135,903	$—	$—	$135,903
Restricted cash	75,722	—	—	75,722
Inventories carried at market	—	14,241	—	14,241
Derivative financial instruments - assets	—	6,126	—	6,126
Property and equipment, net of accumulated depreciation and amortization (1)	—	—	5,500	5,500
Total assets measured at fair value	$211,625	$20,367	$5,500	$237,492

Liabilities
Accounts payable (2)	$—	$14,792	$—	$14,792
Accrued and other liabilities (3)	—	4,667	—	4,667
Derivative financial instruments - liabilities	—	6,497	—	6,497
Other liabilities (3)	—	35	—	35
Total liabilities measured at fair value	$—	$25,991	$—	$25,991

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$173,041	$—	$—	$173,041
Restricted cash	36,354	—	—	36,354
Inventories carried at market	—	48,500	—	48,500
Derivative financial instruments - assets	—	10,154	—	10,154
Total assets measured at fair value	$209,395	$58,654	$—	$268,049

Liabilities
Accounts payable (2)	$—	$23,208	$—	$23,208
Accrued and other liabilities (3)	—	2,094	—	2,094
Derivative financial instruments - liabilities	—	4,791	—	4,791
Other liabilities (3)	—	979	—	979
Total liabilities measured at fair value	$—	$31,072	$—	$31,072

(1)Property and equipment, net of accumulated depreciation and amortization includes $5.5 million of assets held for sale at September 30, 2025.
(2)Accounts payable is generally stated at historical amounts with the exception of $14.8 million and $23.2 million at September 30, 2025 and December 31, 2024, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(3)Accrued and other liabilities includes $4.7 million and $2.1 million at September 30, 2025 and December 31, 2024, respectively, while other liabilities includes $1.0 million of consideration related to potential earn-out payments recorded at fair value at December 31, 2024.
As of September 30, 2025, the fair value of the company’s debt was approximately $331.7 million compared with a book value of $353.4 million. At December 31, 2024, the fair value of the company’s debt was approximately $518.6 million compared with a book value of $575.4 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $84.9 million and $94.9 million at September 30, 2025 and December 31, 2024, respectively.
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
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees, overhead costs, gain on sale of assets, net, and restructuring costs not directly related to a specific operating segment.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Ethanol production
Revenues from external customers	$473,565	$563,564	$1,497,977	$1,592,274
Intersegment revenues	347	1,075	860	3,467
Total segment revenues	473,912	564,639	1,498,837	1,595,741
Agribusiness and energy services
Revenues from external customers	34,922	95,171	164,854	282,500
Intersegment revenues	5,867	6,689	17,295	19,305
Total segment revenues	40,789	101,860	182,149	301,805
Revenues including intersegment activity	514,701	666,499	1,680,986	1,897,546
Intersegment eliminations	(6,214)	(7,764)	(18,155)	(22,772)
	$508,487	$658,735	$1,662,831	$1,874,774
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold
Ethanol production (1)	$431,367	$498,326	$1,428,494	$1,501,681
Agribusiness and energy services	31,168	90,064	155,717	271,566
Intersegment eliminations	(6,214)	(7,764)	(18,155)	(22,772)
	$456,321	$580,626	$1,566,056	$1,750,475

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross margin
Ethanol production (1) (2)	$42,545	$66,313	$70,343	$94,060
Agribusiness and energy services	9,621	11,796	26,432	30,239
	$52,166	$78,109	$96,775	$124,299

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization
Ethanol production	$23,868	$21,444	$67,821	$62,522
Agribusiness and energy services (3)	252	505	4,710	1,507
Corporate activities (4)	848	4,121	2,384	5,112
	$24,968	$26,070	$74,915	$69,141

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)
Ethanol production (1) (2) (5)	$4,374	$35,240	$(47,394)	$(626)
Agribusiness and energy services (3)	6,942	7,830	10,224	16,000
Corporate activities (4) (6) (7)	22,553	12,982	(19,584)	(21,922)
	$33,869	$56,052	$(56,754)	$(6,548)

(1)Ethanol production includes inventory lower of cost or net realizable value adjustments of $0.3 million and $10.1 million for the three and nine months ended September 30, 2025 and 2024, respectively.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the nine months ended September 30, 2025.
(4)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the three and nine months ended September 30, 2024.
(5)Ethanol production includes impairment of assets held for sale of $10.7 million for the nine months ended September 30, 2025.
(6)Corporate activities includes $1.5 million and $13.5 million of restructuring costs for the three and nine months ended September 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities include a pretax gain on sale of assets, net of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025, respectively, and $30.7 million for the three and nine months ended September 30, 2024.
During the three and nine months ended September 30, 2025, the company incurred restructuring costs related to severance, stock based compensation and other charges as a result of cost reduction initiatives that were recorded within the following line items in the consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$28	$113	$—	$141
Selling, general and administrative expenses	6	13	1,539	1,558
Other, net	223	787	—	1,010
Total restructuring costs	$257	913	1,539	$2,709

	Nine Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$2,373	$710	$—	$3,083
Selling, general and administrative expenses	480	2,050	13,533	16,063
Other, net	223	941	1,505	2,669
Total restructuring costs	$3,076	3,701	15,038	$21,815
The following tables reconcile EBITDA, our segment measure of profit or loss, to net income (loss) (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Three Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$28,664	$6,665	$35,329
Depreciation and amortization	(23,868)	(252)	(24,120)
Interest expense	(42,575)	(1,126)	(43,701)
Subtotal	$(37,779)	$5,287	$(32,492)
Unallocated corporate expenses (1)			17,835
Income tax benefit, net of equity method income tax expense			25,631
Net income (loss)			$10,974

	Nine Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$18,240	$14,849	$33,089
Depreciation and amortization	(67,821)	(4,710)	(72,531)
Interest expense	(54,005)	(5,480)	(59,485)
Subtotal	$(103,586)	$4,659	$(98,927)
Unallocated corporate expenses (1)			(58,878)
Income tax benefit, inclusive of equity method income tax benefit			23,911
Net income (loss)			$(133,894)

	Three Months Ended September 30, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$56,144	$8,754	$64,898
Depreciation and amortization	(21,444)	(505)	(21,949)
Interest expense	(7,051)	(1,470)	(8,521)
Subtotal	$27,649	$6,779	$34,428
Unallocated corporate expenses (1)			12,731
Income tax expense, net of equity method income tax benefit			1,478
Net income (loss)			$48,637

	Nine Months Ended September 30, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$60,475	$18,855	$79,330
Depreciation and amortization	(62,522)	(1,507)	(64,029)
Interest expense	(16,974)	(3,632)	(20,606)
Subtotal	$(19,021)	$13,716	$(5,305)
Unallocated corporate expenses (1)			(22,640)
Income tax expense, net of equity method income tax benefit			1,422
Net income (loss)			$(26,523)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, gain on sale of assets, net, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our former CEO as well as losses on sale of equity method investment.
The following table sets forth total assets by operating segment (in thousands):

	September 30, 2025	December 31, 2024
Total assets (1)
Ethanol production	$1,107,365	$1,234,635
Agribusiness and energy services	257,644	412,006
Corporate assets	172,201	143,716
Intersegment eliminations	(4,727)	(8,183)
	$1,532,483	$1,782,174
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $0.3 million and $2.1 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of September 30, 2025 and December 31, 2024, respectively.

The components of inventories are as follows (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$26,908	$72,863
Commodities held for sale	14,241	48,500
Raw materials	11,893	37,334
Work-in-process	10,585	13,569
Supplies and parts	63,341	55,178
	$126,968	$227,444
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2025, the company’s consolidated balance sheet reflected unrealized losses of $13.0 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating loss over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating loss will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value			Liability Derivatives' Fair Value
	September 30, 2025		December 31, 2024	September 30, 2025		December 31, 2024
Derivative financial instruments - forwards	$6,126	(1)	$10,154	$6,497	(2)	$4,791	(3)
Other liabilities	—		—	35		15
Total	$6,126		$10,154	$6,532		$4,806
(1)At September 30, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $0.9 million and the balance representing economic hedges.
(2)At September 30, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $21.2 million, which included $16.6 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $1.2 million of unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

Effect of Derivative Instruments on Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss)
The gains or losses recognized in income and other comprehensive income related to the company’s derivative financial instruments and the line items on the consolidated financial statements where they are reported are as follows (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$(1,169)	$5,146	$(1,194)	$8,882
Cost of goods sold	(6,627)	(13,088)	(10,325)	(26,109)
Income (loss) recognized in income (loss) before income taxes	$(7,796)	$(7,942)	$(11,519)	$(17,227)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commodity contracts	$(16,185)	$459	$(30,222)	$(8,363)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Exchange-traded futures and options	Revenues	$(10,981)	$10,253	$(5,662)	$9,034
Forwards	Revenues	(2,334)	708	(926)	(3,736)
Exchange-traded futures and options	Cost of goods sold	915	4,555	3,399	16,209
Forwards	Cost of goods sold	4,090	6,781	(3,762)	90
Net gain (loss) recognized in income (loss) before income taxes		$(8,310)	$22,297	$(6,951)	$21,597

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	September 30, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$14,241	$(618)	$48,500	$8,166
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended September 30,
	2025		2024
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(1,169)	$(6,627)	$5,146	$(13,088)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	52	—	3,611
Exchange-traded futures designated as hedging instruments	—	800	—	(2,485)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(1,169)	$(5,775)	$5,146	$(11,962)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Nine Months Ended September 30,
	2025		2024
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$(1,194)	$(10,325)	$8,882	$(26,109)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(59)	—	264
Exchange-traded futures designated as hedging instruments	—	2,774	—	(81)
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow or fair value hedges are recorded	$(1,194)	$(7,610)	$8,882	$(25,926)
The notional volume of open commodity derivative positions as of September 30, 2025 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(8,450)				Bushels	Corn
Futures	58,545	(3)			Bushels	Corn
Futures	(33,810)				Gallons	Ethanol
Futures	(173,922)	(3)			Gallons	Ethanol
Futures	(2,280)				MmBTU	Natural Gas
Futures	5,378	(3)			MmBTU	Natural Gas
Futures	(4,755)	(4)			MmBTU	Natural Gas
Futures	(26,640)				Pounds	Soybean Oil
Futures	(1,000)				Bushels	Soybeans
Options	3,931				Gallons	Ethanol
Options	1,034				Bushels	Soybeans
Options	200				MmBTU	Natural Gas
Forwards			25,209	—	Bushels	Corn
Forwards			12,797	(171,280)	Gallons	Ethanol
Forwards			84	(242)	Tons	Distillers Grains
Forwards			—	(50,671)	Pounds	Renewable Corn Oil
Forwards			2,783	(1,203)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $3.4 million and net gains of $8.7 million for the three and nine months ended September 30, 2025, respectively, and net gains of $1.0 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	September 30, 2025	December 31, 2024
Corporate
2.25% convertible notes due 2027 (1)	$230,000	$230,000
Green Plains SPE LLC
Junior secured mezzanine notes due 2026 (2)	—	125,000
Green Plains Shenandoah
Term loan due 2035 (3)	70,500	71,625
Other	9,931	11,163
Total book value of long-term debt	310,431	437,788
Unamortized debt issuance costs	(2,017)	(3,210)
Less: current maturities of long-term debt	(2,042)	(2,118)
Total long-term debt	$306,372	$432,460
(1)The 2.25% notes had $1.8 million and $2.7 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively.
(2)The junior notes had $0.2 million of unamortized debt issuance costs as of December 31, 2024.
(3)The loan had $0.2 million and $0.3 million of unamortized debt issuance costs as of September 30, 2025 and December 31, 2024, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2025	December 31, 2024
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$25,000	$133,500
Green Plains Commodity Management
$20.0 million hedge line	20,000	7,329
	$45,000	$140,829
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
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. There was no outstanding balance on the facility as of September 30, 2025. In conjunction with this facility, the company issued 1,504,140 warrants to purchase shares of its common stock at an exercise price of $0.01 per share. The fair value of these warrants was initially recorded as debt issuance costs and has been fully amortized and recorded within interest expense during the nine months ended September 30, 2025.
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
The Junior Notes were amended on May 7, 2025, which extended the maturity date from February 9, 2026 to May 15, 2026. A $2.5 million amendment fee was added to the balance of the Junior Notes, increasing the amount outstanding to $127.5 million. The Junior Notes were secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. Further, warrants previously issued in conjunction with the Junior Notes were revised on May 7, 2025, and $7.5 million, the fair value of the revised warrants, was recorded as debt issuance costs. These costs were to be amortized through May 2026. As of July 31, 2025, the Junior Notes were also secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC. The Junior Notes accrued interest at an annual rate of 11.75% through August 9, 2025.
On August 10, 2025, the Junior Notes were amended to extend the maturity date to September 15, 2026, with an amendment fee of 2.5%, or $3.2 million, added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate was increased by 0.5% after the amendment, and subject to an additional 0.5% each quarter on each scheduled interest payment date. In addition to previous assets and equity securities pledged, the Junior Notes were then also secured by the assets and the real property owned by Green Plains Central City LLC. The amendment added certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also included the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligated the company to register for resale the shares of common stock underlying warrants issued to BlackRock. The entire outstanding principal balance, plus any accrued and unpaid interest was due upon maturity. Green Plains SPE LLC was required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes could have been retired or refinanced after 42 months with no prepayment premium. The Junior Notes had an unsecured parent guarantee from the company and had certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. The amendment to the Junior Notes was determined to be a substantial change under ASC 470, Debt, and triggered debt extinguishment treatment. In total, a loss on debt extinguishment of $35.7 million was recorded within interest expense during the three and nine months ended September 30, 2025. The loss includes the write-off of unamortized debt issuance costs at the retirement date of the Junior Notes, the fair value of the 3,250,000 million warrants issued on August 10, 2025 and the 2.5% amendment fee. On September 25, 2025, proceeds from the POET Transaction were used to fully retire the Junior Notes.

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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At September 30, 2025, the interest rate on the loan was 6.52%.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At September 30, 2025, the interest rate on the Facility was 7.16%.
Green Plains Commodity Management has an uncommitted secured revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2025, the interest rate on the facility was 5.88%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2025.
Covenant Compliance
The company was in compliance with its debt covenants as of September 30, 2025.
Restricted Net Assets
At September 30, 2025, there were approximately $48.9 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 1.2 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the nine months ended September 30, 2025 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	735,513	$23.45
Granted	1,115,387	5.63
Forfeited	(151,788)	16.07
Vested	(509,260)	21.92
Non-Vested at September 30, 2025	1,189,852	$8.34	1.9
Performance Share Awards
On March 10, 2025, March 13, 2024, and March 9, 2023, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 3.87% and 4.44%, dividend yields of 0%, expected volatility of 55.4% and 54.6%, and closing stock price on the date of grant of $5.48 and $20.21, resulting in an estimated fair value of $7.08 and $25.23 per share for 2025 and 2024, respectively. Off-cycle awards of performance shares occurred on August 19, 2025. A portion of the off-cycle awards contained certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used in applying the Monte Carlo valuation model for off-cycle performance share awards include a risk free rate of 3.69%, dividend yields of 0%, expected volatility of 58.0%, and closing price of the date of grant of $8.34, resulting in an estimated fair value of $12.89 per share. Performance shares granted in 2023 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2025, 2024 and 2023 awards are 962,030 performance shares which represents 200% of the 481,015 performance shares which remain outstanding, excluding forfeited shares. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period. This excludes an additional 69,959 performance shares granted to the Chief Legal and Administration Officer and Corporate Secretary in 2023, 2024 and 2025, which will vest at 100% of target on December 31, 2025.
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
The non-vested performance share award activity for the nine months ended September 30, 2025, is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	538,572	$27.82
Granted	460,656	7.22
Forfeited	(142,097)	25.86
Vested	(306,157)	24.73
Non-Vested at September 30, 2025	550,974	$12.82	2.0
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $2.6 million and $13.7 million for the three and nine months ended September 30, 2025, respectively, and $3.6 million and $10.2 million for the three and nine months ended September 30, 2024, respectively, with the increase primarily driven by accelerated vesting for the company's former CEO. At September 30, 2025, there was $10.8 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.1 years. The potential tax benefit related to stock-based payment is approximately 24.5% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
EPS - basic
Net income (loss) attributable to Green Plains	$11,926	$48,200	$(133,218)	$(27,562)
Weighted average shares outstanding - basic (1)	69,855	63,946	66,826	63,741
EPS - basic	$0.17	$0.75	$(1.99)	$(0.43)

EPS - diluted
Net loss attributable to Green Plains	$11,926	$48,200	$(133,218)	$(27,562)
Interest and amortization on 2.25% convertible notes due 2027, net of tax effect	1,214	1,209	—	—
Net income (loss) attributable to Green Plains - diluted	$13,140	$49,409	$(133,218)	$(27,562)

Weighted average shares outstanding - basic	69,855	63,946	66,826	63,741
Effect of dilutive 2.25% convertible notes due 2027	7,273	7,273	—	—
Effect of dilutive stock-based compensation awards	741	441	—	—
Weighted average shares outstanding - diluted	77,869	71,660	66,826	63,741

EPS - diluted	$0.17	$0.69	$(1.99)	$(0.43)

Anti-dilutive weighted-average convertible debt, certain warrants and stock-based compensation (2)	—	—	7,910	7,687
(1)For the three and nine months ended September 30, 2025, weighted average shares outstanding - basic includes the impact of 750,000 warrants outstanding as of September 30, 2025 that have an exercise price of $0.01.
(2)For the nine months ended September 30, 2025 and 2024, respectively, the effects related to the company's 2.25% convertible notes due in 2027, certain warrants and certain stock-based compensation awards were excluded from diluted EPS as the inclusion of these shares would have been anti-dilutive.
11.    STOCKHOLDERS’ EQUITY
BlackRock Warrants
During the three months ended March 31, 2021, in connection with certain agreements, the company issued 2,000,000 warrants in a private placement to purchase shares of its common stock. The company entered into an amendment on its Junior Notes on May 7, 2025, and the warrants ("2029 warrants") were repriced from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029. The warrants were revalued on May 7, 2025, and the increase in fair value was recorded in additional paid-in capital.
On August 10, 2025, in conjunction with extending the maturity date of the Junior Notes, 3,250,000 warrants ("2035 warrants") were issued with an exercise price of $0.01 and a maturity date of August 10, 2035. Of the total, 2,500,000 of these warrants were equity-based and the fair value of the warrants was recorded in additional paid-in capital, and 750,000 were liability-based and the fair value of warrants was initially recorded in other liabilities.
On August 18, 2025, 1,250,000 of the 2029 warrants and 750,000 of the 2035 warrants were exercised. On September 8, 2025, the remaining 2,500,000 2035 warrants were fully exercised and the fair value of the liability-based warrants was reclassified from other liabilities to additional paid-in capital. The company recognized $2.0 million of expense due to the revaluation of liability-based warrants, which was recorded in other, net on the consolidated statements of operations during the three and nine months ended September 30, 2025. At September 30, 2025, 750,000 of the 2029 warrants remain outstanding.
Ancora Warrants
On May 7, 2025, in connection with a revolving credit facility agreement, the company issued warrants in a private placement to purchase 1,504,140 shares of its common stock at an exercise price of $0.01 per share and expiration date of May 7, 2035. The company measured the fair value of the warrants as of the issuance date. These warrants were equity-based and recorded in additional paid-in capital. On August 29, 2025, all of the Ancora warrants were exercised and none remained outstanding.
Other Warrants
Other warrants issued in 2021 totaling 550,000 have a strike price of $22.00. The expiration dates are December 8, 2025 for 275,000 warrants and February 9, 2026 for 275,000 warrants. Of the total, 275,000 of the warrants, of which 222,222 are exercisable as a result of achieving certain earn-out provisions and 52,778 are contingent upon certain earn-out provisions, are treated as liability-based awards, and valued quarterly using the company’s stock price. The other 275,000 are equity-based, are all exercisable, and remain outstanding. These warrants could potentially dilute basic earnings per share in future periods.
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
Components of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	68	1,221,114	(391,204)	(1,297)	2,805	(31,174)	797,507	9,681	807,188
Net loss	—	—	—	(72,238)	—	—	—	(72,238)	11	(72,227)
Other comprehensive loss before reclassification	—	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	2,747	—	—	2,747	—	2,747
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	—	—	(5,444)	—	(5,444)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Proventus disposition	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Issuance of warrants	—	—	5,656	—	—	—	—	5,656	—	5,656
Modification of warrants	—	—	7,520	—	—	—	—	7,520	—	7,520
Stock-based compensation	193	—	2,179	—	—	—	—	2,179	—	2,179
Balance, June 30, 2025	68,393	68	1,236,469	(463,442)	(6,741)	2,805	(31,174)	735,180	5,252	740,432
Net loss	—	—	—	11,926	—	—	—	11,926	(952)	10,974
Other comprehensive loss before reclassification	—	—	—	—	(12,105)	—	—	(12,105)	—	(12,105)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,831	—	—	5,831	—	5,831
Other comprehensive loss, net of tax	—	—	—	—	(6,274)	—	—	(6,274)	—	(6,274)
Investment in subsidiaries	—	—	—	—	—	—	—	—	1,726	1,726
Issuance of warrants	—	—	18,475	—	—	—	—	18,475	—	18,475
Exercises of warrants	6,276	6	7,576	—	—	—	—	7,582	—	7,582
Stock-based compensation	65	1	2,033	—	—	—	—	2,034	—	2,034
Balance, September 30, 2025	74,734	$75	$1,264,553	$(451,516)	$(13,015)	2,805	$(31,174)	$768,923	$6,026	$774,949

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2023	62,327	$62	$1,113,806	$(235,801)	$(3,160)	2,805	$(31,174)	$843,733	$146,323	$990,056
Net loss	—	—	—	(51,412)	—	—	—	(51,412)	290	(51,122)
Other comprehensive loss before reclassification	—	—	—	—	(6,043)	—	—	(6,043)	—	(6,043)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,305	—	—	5,305	—	5,305
Other comprehensive loss, net of tax	—	—	—	—	(738)	—	—	(738)	—	(738)
Investment in subsidiaries	—	—	—	—	—	—	—	—	166	166
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Stock-based compensation	349	—	(1,169)	—	—	—	—	(1,169)	—	(1,169)
Balance, March 31, 2024	67,422	67	1,209,672	(287,213)	(3,898)	2,805	(31,174)	887,454	13,014	900,468
Net loss	—	—	—	(24,350)	—	—	—	(24,350)	312	(24,038)
Other comprehensive loss before reclassification	—	—	—	—	(657)	—	—	(657)	—	(657)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	1,748	—	—	1,748	—	1,748
Other comprehensive income, net of tax	—	—	—	—	1,091	—	—	1,091	—	1,091
Investment in subsidiaries	—	—	—	—	—	—	—	—	167	167
Stock-based compensation	39	—	3,173	—	—	—	—	3,173	—	3,173
Balance, June 30, 2024	67,461	67	1,212,845	(311,563)	(2,807)	2,805	(31,174)	867,368	13,493	880,861
Net loss	—	—	—	48,200	—	—	—	48,200	437	48,637
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	—	—
Other comprehensive income before reclassification	—	—	—	—	338	—	—	338	—	338
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	6,052	—	—	6,052	—	6,052
Other comprehensive income, net of tax	—	—	—	—	6,390	—	—	6,390	—	6,390
Investment in subsidiaries	—	—	—	—	—	—	—	—	(481)	(481)
Stock-based compensation	(4)	—	3,554	—	—	—	—	3,554	—	3,554
Balance, September 30, 2024	67,457	$67	$1,216,399	$(263,363)	$3,583	2,805	$(31,174)	$925,512	$13,449	$938,961
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Classification
	2025	2024	2025	2024
Gains (losses) on cash flow hedges
Commodity derivatives	$(1,169)	$5,146	$(1,194)	$8,882	(1)
Commodity derivatives	(6,627)	(13,088)	(10,325)	(26,109)	(2)
Total losses on cash flow hedges	(7,796)	(7,942)	(11,519)	(17,227)	(3)
Income tax benefit	1,965	1,890	2,904	4,122	(4)
Amounts reclassified from accumulated other comprehensive loss	$(5,831)	$(6,052)	$(8,615)	$(13,105)
(1)Revenues
(2)Costs of goods sold
(3)Income (loss) before income taxes and income (loss) from equity method investees, net of income taxes
(4)Income tax benefit

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
The OBBB was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act, and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. Important business provisions of the OBBB include reinstatement of permanent expensing of domestic research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. In addition, the OBBB extends the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029, and leaves credits generated from carbon capture under Section 45Q substantially unchanged. The company expects to benefit from the business provisions of the OBBB and the extension of certain energy credits under the IRA and not be negatively impacted by the phase-out of other energy credits. The company will benefit from the reinstatement of permanent expensing of domestic research and development costs and the higher EBITDA cap on the deduction for interest expense, as well as the extension of the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029.
The Section 45Z clean fuel production credit is a general business credit under Section 38 that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the Inflation Reduction Act of 2022, and subsequently extended by the OBBB, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit is calculated by multiplying the gallons of clean transportation fuel produced times the CI emission factor times the applicable credit rate per gallon ($0.20 for non-SAF transportation fuel, or $1.00 if the taxpayer satisfies the prevailing wage requirements under Section 45). The company expects that it is more-likely-than-not that prevailing wage requirements will be met for 2025 for six facilities and has calculated the credit at the highest credit rate.
On September 16, 2025, the company entered into an agreement, pursuant to which the company agreed to supply production tax credits available under Section 45Z to a buyer from the production of the company's ethanol at its Nebraska facilities between January 1, 2025 and December 31, 2025. Under the agreement, the company expects to deliver up to $65 million worth of credits, upon satisfaction of certain conditions. The final proceeds are dependent on actual production and the final CI score at the company's facilities. Based on production and CI scores for the nine months ended September 30, 2025, the company recorded an income tax benefit of $26.5 million, net of a valuation allowance, related to 45Z production tax credits. The company expects to benefit from certain energy related tax credits in future years.
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
13.    COMMITMENTS AND CONTINGENCIES
Leases
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 12.1 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expense
Operating lease expense	$7,526	$7,173	$22,339	$21,272
Variable lease expense (1)	683	551	1,009	1,234
Total lease expense	$8,209	$7,724	$23,348	$22,506
(1)Represents amounts incurred in excess of the minimum payments required for a certain building and land leases and for the handling and unloading of railcars offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,688	$7,540	$22,683	$21,737

Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,169	7,753	11,017	17,491

Right-of-use assets and lease obligations derecognized due to lease modifications:
Right-of-use assets (1)	3,739	2,208	3,739	2,208
Lease obligations (1)	3,739	2,739	3,739	2,739
(1)Amounts presented in 2025 are related to the Obion Transaction, while amounts in 2024 relate to the Birmingham Transaction. Derecognition of right-of-use assets and lease obligations for both dispositions is related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	3.7 years	4.0 years

Weighted average discount rate	5.50%	5.36%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2025 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2025	$6,787
2026	21,852
2027	17,618
2028	9,144
2029	5,612
Thereafter	6,155
Total	67,168
Less: Present value discount	(6,583)
Lease liabilities	$60,585

Other Commitments
As of September 30, 2025, the company had contracted future purchases of grain, distillers grains and natural gas valued at approximately $152.9 million and future commitments for storage and transportation, valued at approximately $30.3 million.
During the second quarter of 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. As of September 30, 2025, a liability of $20.9 million was recorded within product financing arrangement on the consolidated balance sheets.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants, which are expected to meet in-service requirements in the fourth quarter of 2025. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered in-service. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of September 30, 2025, the company had incurred $117.5 million of accumulated construction costs in relation to the projects, presented as property, plant and equipment on the consolidated balance sheet, with offsetting liability presented as carbon equipment liabilities on the consolidated balance sheets. We currently estimate that annualized payments would total $17.8 million.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
14.    SUBSEQUENT EVENTS
CCS Commencing Operations
CCS equipment at our York, Nebraska, plant began operations on October 14, 2025, and is delivering biogenic carbon dioxide to the Tallgrass Trailblazer pipeline for permanent sequestration. Successful sequestration will allow the company to further reduce its CI, triggering an increase in the amount of income tax benefit recognizable from 45Z production tax credits in future periods.
Convertible Debt Exchange
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2.25% Convertible Senior Notes due 2027 (or the “2027 Notes”) to exchange (or the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (or the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash

(the “subscription transactions”). $200 million in aggregate principal amount of the 2030 Notes is now outstanding, and $60 million in aggregate principal amount of the 2027 Notes remains outstanding with existing terms unchanged.
The company used approximately $30 million of the net proceeds from the subscription transactions to repurchase approximately 2.9 million shares of its common stock from certain holders participating in the subscription transactions.
The 2030 Notes will bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes will be general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments.

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
Overview
Incorporated in Iowa, Green Plains is a renewable fuels and agricultural technology company focused on producing low-cost, low-CI ethanol and related co-products, including high protein feeds and corn oil from locally sourced corn. Our goal is to create value through an operational excellence focus including disciplined operations, cost leadership and carbon reduction as we position the company to benefit from expanding low-carbon fuel markets.
Founded in 2004, Green Plains now owns nine strategically located plants across the Midwest, capable of processing approximately 264 million bushels of corn annually, when all plants are operating. Today, our focus is on operating safely, efficiently and cost-effectively while reducing the CI of our products and maintaining financial flexibility to support long-term growth.
During the year, under new leadership, the company completed targeted asset sales, strengthened liquidity and reduced debt, positioning Green Plains to capture value from the next phase of the low-carbon transition. Our streamlined platform is positioned to create value through our focus on operational excellence, continuous improvement and disciplined capital allocation.
We group our business activities into the following two operating segments to manage performance:

•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at nine biorefineries in Illinois, Indiana, Iowa, Minnesota and Nebraska. At capacity, our nine facilities are capable of processing approximately 264 million bushels of corn per year and producing approximately 783 million gallons of ethanol, 1.8 million tons of distillers grains and Ultra-High Protein, and 271 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel, renewable diesel and SAF. Our eight facilities currently in operation are capable of processing approximately 223 million bushels of corn and producing 664 million gallons of ethanol, 1.5 million tons of distillers grains and Ultra-High Protein, and 230 million pounds of renewable corn oil.
•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, storage and commodity marketing. We market our ethanol through a 3rd party and also sell and distribute our ethanol plant co-products, including distillers grains and corn oil. We also buy and sell natural gas and other commodities in various markets.
Our carbon reduction strategy plays a central role in achieving lower CI biofuel production and participation in various clean fuel programs. Carbon capture and storage ("CCS") is operational at our York, Nebraska facility with additional systems expecting to be online at Central City and Wood River, Nebraska during the fourth quarter of 2025. These plants are connected to the Tallgrass Trailblazer CO2 Pipeline, while our Iowa and Minnesota locations are committed to CCS through Summit Carbon Solutions, which publicly projects operations commencing in 2028. CCS initiatives are expected to significantly lower CI across our platform. Based on current CI score estimates, all Green Plains facilities are expected to qualify for the Section 45Z Clean Fuel Production Credit beginning in 2026, with six facilities expected to qualify in 2025, inclusive of three non-CCS facilities.
Our margins are highly dependent on commodity prices, particularly for ethanol, distillers grains, Ultra-High Protein, corn oil, soybean meal, corn, and natural gas. Since market price fluctuations of these commodities are not always correlated, our operations may be unprofitable at times. We use a range of risk management tools and hedging strategies to monitor price risk exposure at our ethanol plants and mitigate commodity volatility. Our profitability could be significantly impacted by price movements of the aforementioned commodities.
Recent Developments
CCS Commencing Operations
CCS equipment at our York, Nebraska, plant began operations on October 14, 2025, and is delivering biogenic carbon dioxide to the Tallgrass Trailblazer pipeline for permanent sequestration. In late October 2025, carbon capture facilities in Central City and Wood River, Nebraska began commissioning and ramping up following successful system validation and startup activities.
Convertible Debt Exchange
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2.25% Convertible Senior Notes due 2027 (the “2027 Notes”) to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). $200 million in aggregate principal amount of the 2030 Notes is now outstanding, and $60 million in aggregate principal amount of the 2027 Notes remains outstanding with existing terms unchanged.
The company used approximately $30 million of the net proceeds from the subscription transactions to repurchase approximately 2.9 million shares of its common stock from certain holders participating in the subscription transactions.
The 2030 Notes will bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes will be general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments.
Production Tax Credits
The company expects to benefit from certain clean energy related tax credits as a result of recent changes in legislation. All eight of our operating ethanol plants do or will qualify for 45Z production tax credits under Section 45Z with six positioned to claim credits in 2025 and all eight in 2026. Based on production and CI scores for the nine months ended September 30, 2025, the company recorded income tax benefit of $26.5 million, net of a valuation allowance, related to 45Z production tax credits at certain plants within deferred income taxes, and expects to benefit from certain energy related tax credits in future years.
Tax Credit Purchase Agreement
On September 16, 2025, the company entered into an agreement, pursuant to which the company agreed to supply production tax credits available under Section 45Z to a buyer from the production of the company's ethanol at its Nebraska facilities between January 1, 2025 and December 31, 2025. Under the agreement, the company expects to deliver up to $65 million worth of credits, upon satisfaction of certain conditions. Based on current expectations for production volumes and eligible gallons, the agreement and term sheet combined are expected to generate between $40 and $50 million in 2025 Section 45Z adjusted EBITDA, net of discounts and applicable operating expenses, with the first credits recorded in the third quarter of 2025. The final proceeds are dependent on actual production and CI scores at the company's facilities.
Green Plains Obion LLC Disposition
On August 27, 2025, the company announced that its wholly owned subsidiary, Green Plains Obion LLC, entered into an asset purchase agreement for the sale of the ethanol plant located in Rives, Tennessee, to POET Biorefining - Obion, LLC. On September 25, 2025, the company closed on the sale and received proceeds of $170 million plus related working capital (the “POET Transaction”). A gain of $36.0 million was recorded in gain on sale of assets, net on the consolidated statements of operations. The proceeds from the sale were used to repay the outstanding balance of the Junior Notes due 2026 and to supplement corporate liquidity.
Junior Notes and Warrant Amendments
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate increased by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date. In addition to previous assets and equity securities pledged, the Junior Notes were then also secured by the assets and the real property owned by Green Plains Central City LLC. The amendment added certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also included the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligated the company to register for resale the shares of common stock underlying warrants issued to BlackRock. On September 25, 2025, proceeds from the POET Transaction were used to fully retire the Junior Notes. As of September 30, 2025, 1,250,000 of the 2029 warrants and 2,000,000 of the 2035 warrants were exercised leaving 750,000 of the 2029 warrants outstanding. These outstanding warrants were subsequently exercised on October 3, 2025.
On May 7, 2025, the company amended its $125 million of Junior Notes to extend the maturity date to May 15, 2026, with an amendment fee of 2.0% added to the principal balance of the Junior Notes, payable at the maturity date. Further, the strike price of the warrants was revised from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029.
GP Turnkey Tharaldson LLC Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. A preliminary pretax loss of $26.2 million was recorded during the nine months ended September 30, 2025.
Product Financing Arrangement
On June 16, 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment of $38.4 million for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. As of September 30, 2025, a liability of $20.9 million was recorded within product financing arrangement on the consolidated balance sheets.
Ancora Credit Facility and Warrants
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. Also executed as part of the credit facility, the company issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants had a ten year exercise period. On August 29, 2025, the Ancora warrants were fully exercised.
Ethanol Marketing Agreement with Eco-Energy, LLC
On April 16, 2025, the company entered into an ethanol marketing agreement with Eco-Energy, LLC. The marketing agreement is for a term of five years, with certain early termination rights, and requires the company to sell exclusively to Eco-Energy LLC, and for Eco-Energy LLC to purchase from the company all fuel grade ethanol, or other ethanol specifications as agreed to for a predetermined market-based marketing fee that may be adjusted based on gallons shipped. Eco-Energy, LLC has also agreed to handle certain back office duties related to the ethanol marketing and logistics across the company's platform, providing end-to-end support to optimize value, expand market access and improve supply chain efficiency. On April 14, 2025, a conforming amendment was entered into on the $350 million revolver to accommodate concentration risk with Eco-Energy, LLC.
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
The Board appointed Michelle Mapes, Chief Legal & Administration Officer, as Interim Principal Executive Officer, and also appointed an executive committee comprised of Ms. Mapes, Jamie Herbert, Chief Human Resource Officer, Chris Osowski, Executive Vice President, Operations and Technology, and Imre Havasi, Senior Vice President – Head of Trading and Commercial Operations, which led the company until Mr. Becker’s successor was appointed. The Board designated Ms. Mapes as Interim Principal Executive Officer, effective as of March 1, 2025. As part of the company’s corporate reorganization and cost reduction initiative, Michelle Mapes' position as Chief Legal and Administration Officer and Corporate Secretary will be eliminated, effective no later than December 31, 2025, and both Grant Kadavy's position of EVP - Commercial Operations and Leslie van der Meulen's position of EVP - Product Marketing and Innovation were eliminated, effective February 6, 2025.
On August 19, 2025, the Board of Directors of the company appointed Chris Osowski as Chief Executive Officer and member of the Board of Directors of the company, effective immediately. Mr. Osowski recently served as a member of the company’s Executive Committee since March 2025 and served as Executive Vice President, Operations and Technology since January 2022. Also, in connection with Mr. Osowski’s appointment, the company promoted Trent Collins to serve as Senior Vice President of Operations.
Restructuring Costs
As part of the strategic review process, in early 2025, the company launched a corporate reorganization and cost reduction initiative that will significantly reduce selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company identified approximately $50 million of financial improvement annually, inclusive of savings from idling the Fairmont, Minnesota facility, transitioning to a third party ethanol marketer, and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities. As a result of the reorganization, the company recorded one-time restructuring costs of $2.7 million and $21.8 million for the three and nine months ended September 30, 2025, respectively, which includes severance related to the departure of its former CEO.
Strategic Review
On August 27, 2025, the company announced the conclusion of its strategic review process, which began in February 2024. Following a comprehensive evaluation, the Board of Directors considered a range of alternatives and determined that the Company is best positioned to deliver shareholder value by executing its current strategy under existing leadership. This outcome of the review has provided a roadmap for continued operational execution and capital discipline.
Idling of Clean Sugar Technology facility in Shenandoah, Iowa
During the first quarter, the company idled its operations at the CST™ facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. CST™ has already proven its ability to produce a high-purity dextrose with a lower CI and the company remains confident in its commercial potential. The decision to temporarily pause operations presents an opportunity to further refine the dextrose production process.
Idling of Fairmont, Minnesota Plant
In January 2025, the company idled its 119 million gallon ethanol plant in Fairmont, Minnesota as a result of persistent margin pressures, and the majority of the staff was terminated. The company is continuing to monitor the potential of 45Z production tax credit monetization, which would be further enhanced by carbon capture and sequestration. This would fundamentally reshape the economics of the facility.
Results of Operations
During the third quarter of 2025, we maintained an average utilization rate of approximately 87.3% of capacity, or 100.7% excluding Fairmont, resulting in ethanol production of 197.3 mmg, compared with 220.2 mmg, or 96.8% of capacity, for the same quarter last year. Our operating approach emphasizes operational excellence, disciplined production, margin optimization and cost efficiency. We may adjust run rates in response to margin conditions, feedstock costs and demand for ethanol to enhance overall returns.
Green Plains continues to focus on being a low-cost, low-carbon producer of ethanol and related co-products. Through ongoing operational improvements, carbon reduction initiatives and continuous performance monitoring at each facility, we aim to enhance reliability and reduce variability in results. Our objective is continuous improvement in operating efficiency, working capital management and carbon-intensity to position the company to benefit from future low-carbon market developments.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.07 million barrels per day during the third quarter of 2025, which was consistent with the barrels produced per day for the same quarter last year. Refiner and blender input volume was 911 thousand barrels per day for the third quarter of 2025, compared with 914 thousand barrels per day for the same quarter last year. Gasoline demand was 1.3% lower than the prior year at 8.9 million barrels per day during the third quarter of 2025. U.S. domestic ethanol ending stocks decreased by approximately 0.7 million barrels compared to the prior year, or 3.0%, to 22.8 million barrels as of September 30, 2025.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through July 31, 2025, were approximately 1,228 mmg, up from the 1,071 mmg for the same period of 2024. Canada was the largest export destination for U.S. ethanol accounting for approximately 34% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, United Kingdom, and India accounted for approximately 13%, 10%, and 10%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.0 to 2.2 billion gallons in 2025, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce GHG emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal and other protein feed ingredients. Likewise, our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the third quarter of 2025, soybean crush was approximately 583 million bushels, up 65 million bushels from the 518 million bushels crushed during the third quarter of 2024. Soybean oil stocks were 1.2 billion pounds, which was up from the 1.1 billion pounds of stocks as of September 30, 2024. Soybean meal production was 13.9 million short tons for the third quarter of 2025, up from the 12.2 million short tons from the same period in the prior year.
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
Federal and foreign mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production. Sales of EVs in the U.S. were approximately 437 thousand vehicles during the third quarter of 2025, which represented approximately 10.5% of new vehicles sales, a new record and a significant increase from the 8.6% share in the third quarter of 2024. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol. However, the current administration has taken steps to roll back the CAFE standards issued by the prior administration.
The IRA, signed into law on August 16, 2022, created a new Clean Fuel Production Credit, Section 45Z of the Internal Revenue Code, of up to $1.00 per gallon for non-SAF fuels and $1.75 per gallon for SAF, depending on the level of GHG reduction below 50 CI for each gallon produced from 2025 to 2027. The IRA also expanded the carbon capture and sequestration credit, Section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, though it cannot be claimed in conjunction with the Section 45Z Clean Fuel Production Credit. It also increased funding for climate-smart agriculture and working lands conservation programs for farmers by $20 billion and provided credits for the production and purchase of EVs, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in the IRA, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness.
OBBB, which was signed into law on July 4, 2025, made significant changes to several clean energy tax credits beginning in 2026. The legislation extended the Section 45Z tax credit to 2029; eliminated the indirect land use change penalty for crop-based feedstocks; restricted eligibility to fuel feedstocks under the United States-Mexico-Canada Agreement; established Foreign Entity of Concern (FEOC) restrictions; clarified that negative emissions rates, with the exception of animal manure, are not allowed; enhanced the language on qualified sales; and reinstated the Small-Agri-biodiesel Producer Credit (section 40A), which was boosted to $0.20 per gallon and can be claimed in addition to any credit received under Section 45Z. The legislation also established credit value parity for carbon utilization, including enhanced oil recovery, under the Section 45Q tax credit, which also includes FEOC restrictions.
Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business. On January 10, 2025, the U.S. Department of Treasury issued a notice of intent to propose rulemaking on the Section 45Z Clean Fuel Production Credit, which it published on February 3, 2025 in Internal Revenue Bulletin 2025-6, and on January 15, 2025 the Department of Energy released an updated Section 45ZCF-GREET model for calculating CI values of various feedstocks and finished fuels under Section 45Z. Additionally, on January 15, 2025, the USDA put forth interim rules around climate smart agriculture for crops serving as feedstocks for biofuel production, including corn, soybeans and sorghum, though it was not incorporated into Treasury’s Section 45Z proposed rulemaking at this time. While the proposed regulations are subject to change, and the GREET model could continue to be updated such as on May 30, 2025 when the Department of Energy released a new version of the Section 45ZCF-GREET model, as of this filing the model indicates that CCS could reduce the CI of corn ethanol by approximately 33 points, and that distillers corn oil used to produce biodiesel, renewable diesel or SAF has a lower CI score relative to most other feedstocks. Additionally, the Section 45Z guidance excluded imported used cooking oil from qualifying for the credit if used as a feedstock to produce on-road fuels, though it still qualifies to produce SAF.
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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2025 compared to 2024, along with the ceasing of a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025, the disposition of our Birmingham, Alabama terminal in September of 2024, the idling of our Fairmont, Minnesota plant in January of 2025 and our corporate restructuring and cost saving initiatives in 2025.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Revenues
Ethanol production
Revenues from external customers	$473,565	$563,564	(16.0)%	$1,497,977	$1,592,274	(5.9)%
Intersegment revenues	347	1,075	(67.7)	860	3,467	(75.2)
Total segment revenues	473,912	564,639	(16.1)	1,498,837	1,595,741	(6.1)
Agribusiness and energy services
Revenues from external customers	34,922	95,171	(63.3)	164,854	282,500	(41.6)
Intersegment revenues	5,867	6,689	(12.3)	17,295	19,305	(10.4)
Total segment revenues	40,789	101,860	(60.0)	182,149	301,805	(39.6)
Revenues including intersegment activity	514,701	666,499	(22.8)	1,680,986	1,897,546	(11.4)
Intersegment eliminations	(6,214)	(7,764)	(20.0)	(18,155)	(22,772)	(20.3)
	$508,487	$658,735	(22.8)%	$1,662,831	$1,874,774	(11.3)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Cost of goods sold
Ethanol production (1)	$431,367	$498,326	(13.4)%	$1,428,494	$1,501,681	(4.9)%
Agribusiness and energy services	31,168	90,064	(65.4)	155,717	271,566	(42.7)
Intersegment eliminations	(6,214)	(7,764)	(20.0)	(18,155)	(22,772)	(20.3)
	$456,321	$580,626	(21.4)%	$1,566,056	$1,750,475	(10.5)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Gross margin
Ethanol production (1) (2)	$42,545	$66,313	(35.8)%	$70,343	$94,060	(25.2)%
Agribusiness and energy services	9,621	11,796	(18.4)	26,432	30,239	(12.6)
	$52,166	$78,109	(33.2)%	$96,775	$124,299	(22.1)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Depreciation and amortization
Ethanol production	$23,868	$21,444	11.3%	$67,821	$62,522	8.5%
Agribusiness and energy services (3)	252	505	(50.1)	4,710	1,507	*
Corporate activities (4)	848	4,121	(79.4)	2,384	5,112	(53.4)
	$24,968	$26,070	(4.2)%	$74,915	$69,141	8.4%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Operating income (loss)
Ethanol production (1) (2) (5)	$4,374	$35,240	(87.6)%	$(47,394)	$(626)	*
Agribusiness and energy services (3)	6,942	7,830	(11.3)	10,224	16,000	(36.1)
Corporate activities (4) (6) (7)	22,553	12,982	73.7	(19,584)	(21,922)	(10.7)
	$33,869	$56,052	(39.6)%	$(56,754)	$(6,548)	*
(1)Ethanol production includes inventory lower of cost or net realizable value adjustments of $0.3 million and $10.1 million for the three and nine months ended September 30, 2025 and 2024, respectively.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the nine months ended September 30, 2025.
(4)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the three and nine months ended September 30, 2024.
(5)Ethanol production includes impairment of assets held for sale of $10.7 million for the nine months ended September 30, 2025.
(6)Corporate activities includes $1.5 million and $13.5 million of restructuring costs for the three and nine months ended September 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities include a pretax gain on sale of assets, net of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025, respectively, and $30.7 million for the three and nine months ended September 30, 2024.
* Percentage variances not considered meaningful.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs, net gain on sale of assets, loss on sale of equity method investment, impairment of assets held for sale, our proportional share of EBITDA adjustments of our equity method investees and 45Z production tax credits. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Net income (loss)	$10,974	$48,637	(77.4)%	$(133,894)	$(26,523)	*
Interest expense	47,763	10,089	*	70,575	25,369	*
Income tax benefit, net of equity method income taxes	(25,631)	(1,478)	*	(23,911)	(1,422)	*
Depreciation and amortization (1)	24,968	26,070	(4.2)	74,915	69,141	8.4
EBITDA	58,074	83,318	(30.3)	(12,315)	66,565	*
Restructuring costs	2,709	—	*	21,815	—	*
Gain on sale of assets, net	(36,006)	(30,723)	17.2	(31,962)	(30,723)	4.0
Impairment of assets held for sale	—	—	*	10,724	—	*
Other expense (2)	2,025	—	*	2,025	—	*
45Z production tax credits (3)	26,521	—	*	26,521	—	*
(Gain) loss on sale of equity method investment	(800)	—	*	26,187	—	*
Proportional share of EBITDA adjustments to equity method investees	45	723	(93.8)	1,873	1,039	80.3
Adjusted EBITDA	$52,568	$53,318	(1.4)	$44,868	$36,881	21.7
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other expense includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations for the three and nine months ended September 30, 2025.
(3)45Z production tax credits are recorded in income tax benefit on the consolidated statements of operations for the three and nine months ended September 30, 2025.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2025	2024		2025	2024
Adjusted EBITDA
Ethanol production (1)	$28,664	$56,144	(48.9)%	$18,240	$60,475	(69.8)%
Agribusiness and energy services	6,665	8,754	(23.9)	14,849	18,855	(21.2)
Corporate activities (2) (3)	22,745	18,420	23.5	(45,404)	(12,765)	*
EBITDA	58,074	83,318	(30.3)	(12,315)	66,565	*
Restructuring costs	2,709	—	*	21,815	—	*
Gain on sale of assets, net	(36,006)	(30,723)	17.2	(31,962)	(30,723)	4.0
Impairment of assets held for sale	—	—	*	10,724	—	*
Other expense (4)	2,025	—	*	2,025	—	*
45Z production tax credits (5)	26,521	—	*	26,521	—	*
(Gain) loss on sale of equity method investment	(800)	—	*	26,187	—	*
Proportional share of EBITDA adjustments to equity method investees	45	723	(93.8)	1,873	1,039	80.3
	$52,568	$53,318	(1.4)	$44,868	$36,881	21.7

(1)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025, offset by impairment of assets held for sale of $10.7 million for the nine months ended September 30, 2025, and an inventory lower of cost or net realizable value adjustment of $0.3 million and $10.1 million for the three and nine months ended September 30, 2025 and 2024, respectively.
(2)Corporate activities includes $1.5 million and $13.5 million of restructuring costs for the three and nine months ended September 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(3)Corporate activities include a net pretax gain on sale of assets of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025 and a pretax gain (loss) on the sale of equity method investment of $0.8 million and ($26.2) million for the same periods. Corporate activities include a net pretax gain on sale of assets of $30.7 million for the three and nine months ended September 30, 2024.
(4)Other expense includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations for the three and nine months ended September 30, 2025.
(5)45Z production tax credits are recorded in income tax benefit on the consolidated statements of operations for the three and nine months ended September 30, 2025.
* Percentage variances not considered meaningful.
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Consolidated Results
Consolidated revenues decreased $150.2 million for the three months ended September 30, 2025 compared with the same period in 2024 primarily as a result of lower volumes sold and weighted average selling prices on ethanol, as well as the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025.
Net income decreased $37.7 million for the three months ended September 30, 2025 compared with the same period last year primarily due to $35.7 million of non-recurring interest expense related to the junior mezzanine notes extinguished in the third quarter of 2025. Adjusted EBITDA decreased $0.8 million for the three months ended September 30, 2025 compared with the same period last year. The results for the three months ended September 30, 2025 include $26.5 million of year-to-date Section 45Z production tax credit value net of discounts recorded as income tax benefit and a reduction in ethanol production operating income due to weaker margins in our ethanol production segment. Selling, general and administrative expenses for the three months ended September 30, 2025 increased $2.6 million compared with the same period last year primarily due to increased personnel costs as a result of finalization of an earn-out resulting in expense of $4.2 million.
The following discussion provides greater detail about our third quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024	% Variance

Ethanol (gallons)	197,264	220,299	(10.5)%
Distillers grains (equivalent dried tons)	417	489	(14.7)
Ultra-High Protein (tons)	71	69	2.9
Renewable corn oil (pounds)	72,345	77,074	(6.1)
Corn consumed (bushels)	66,601	75,140	(11.4)
Revenues in our ethanol production segment decreased $90.7 million for the three months ended September 30, 2025 compared with the same period in 2024, primarily due to a lower ethanol, distillers grain and renewable corn oil volumes sold resulting in decreased revenues of $44.1 million, $9.5 million and $2.2 million, respectively, as well as lower weighted average selling prices on ethanol resulting in decreased revenues of $22.9 million and lower terminal revenues of $1.7 million, partially offset by higher weighted average selling prices on renewable corn oil and distillers grains resulting in increased revenues of $13.6 million and $5.1 million, respectively. Revenues also decreased as a result of hedging activities by $30.8 million.
Cost of goods sold in our ethanol production segment decreased $67.0 million for the three months ended September 30, 2025 compared with the same period last year primarily due to lower corn volumes processed, lower ethanol freight costs and a reduced inventory lower of cost or net realizable value adjustment resulting in decreases of $36.5 million, $28.9 million and $9.8 million, respectively, partially offset by higher ethanol volumes purchased and weighted average corn prices resulting in increased costs of $7.8 million and $1.2 million, respectively. Costs also decreased as a result of hedging activities of $5.1 million.
Operating income in our ethanol production segment increased $30.9 million for the three months ended September 30, 2025 compared with the same period in 2024 primarily due to decreased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $23.9 million for the three months ended September 30, 2025, compared with $21.4 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $61.1 million while operating income decreased $0.9 million for the three months ended September 30, 2025 compared with the same period in 2024. The decrease in revenues was primarily a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC. The decrease in operating income was primarily due to lower ethanol trading volumes.
Intersegment Eliminations
Intersegment eliminations of revenues decreased $1.6 million for the three months ended September 30, 2025 compared with the same period in 2024 primarily due to decreased freight revenue associated with the ethanol production segment as well as decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating income was impacted by a decrease in corporate activities of $9.6 million for the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a higher gain on sale of assets as well as a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization during the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Consolidated Results
Consolidated revenues decreased $211.9 million for the nine months ended September 30, 2025 compared with the same period in 2024 primarily as a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025, as well as lower volumes sold.
Net loss increased $107.4 million for the nine months ended September 30, 2025 compared with the same period last year primarily due to increased interest expense of $45.2 million, a loss on sale of equity method investment of $26.2 million, $21.8 million of restructuring costs and an impairment of assets held for sale of $10.7 million. Adjusted EBITDA increased $8.0 million for the nine months ended September 30, 2025 compared with the same period last year primarily due to margins from a one-time sale of accumulated RINs offset by lower margins in our agribusiness and energy services and ethanol production segments. Interest expense increased $45.2 million for the nine months ended September 30, 2025 compared with the same period in 2024 driven primarily by the refinancing and extinguishment of the Junior Notes in September 2025. Income tax benefit was $23.2 million for the nine months ended September 30, 2025, compared with income tax benefit of $0.8 million for the same period in 2024 primarily due to the recognition in 2025 of 45Z production tax credits.

The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	% Variance

Ethanol (gallons)	586,163	636,686	(7.9)%
Distillers grains (equivalent dried tons)	1,247	1,421	(12.2)
Ultra-High Protein (tons)	205	194	5.7
Renewable corn oil (pounds)	201,839	217,425	(7.2)
Corn consumed (bushels)	198,177	218,233	(9.2)
Revenues in our ethanol production segment decreased $96.9 million for the nine months ended September 30, 2025 compared with the same period in 2024, primarily due to lower ethanol, distillers grains, and renewable corn oil volumes sold resulting in decreased revenues of $92.0 million, $26.7 million and $7.4 million, respectively, in addition to lower average selling prices of distillers grains and lower terminal revenues resulting in decreased revenues of $13.9 million and $6.3 million, respectively, partially offset by higher weighted average selling prices of ethanol and renewable corn oil volumes sold resulting in increased revenues of $32.6 million and $19.8 million, respectively, as well as $22.6 million related to a one-time sale of accumulated RINs. Revenue also decreased $21.6 million as a result of hedging activities.
Cost of goods sold in our ethanol production segment decreased $73.2 million for the nine months ended September 30, 2025 compared with the same period last year primarily due to lower corn volumes processed, lower freight costs, a reduced inventory lower of cost or net realizable value adjustment, hedging activities and lower repair and maintenance costs resulting in decreases of $89.7 million, $44.2 million, $9.8 million, $6.8 million and $3.5 million, respectively, partially offset by higher ethanol volumes purchased and weighted average corn prices resulting in increased costs of $60.8 million and $23.0 million, respectively.
Operating loss increased $46.8 million for the nine months ended September 30, 2025 compared with the same period in 2024 due to decreased margins as outlined above, impairment of assets held for sale of $10.7 million, an increase in depreciation and amortization expense of $5.3 million as a result of additional assets being placed in service and non-recurring increased personnel costs as a result of restructuring.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $119.7 million while operating income decreased $5.8 million for the nine months ended September 30, 2025 compared with the same period in 2024. The decrease in revenues was primarily a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC. Operating income decreased primarily as a result of the impairment of property and equipment of $3.1 million as well as non-recurring increased personnel costs as a result of restructuring in 2025.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $4.6 million for the nine months ended September 30, 2025 compared with the same period in 2024 primarily due to decreased freight revenue associated with the ethanol production segment as well as decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating loss was impacted by an decrease in corporate activities of $2.3 million for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in gain on sale of assets and a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiative, partially offset by non-recurring increased personnel costs as a result of restructuring during the nine months ended September 30, 2025.

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
On September 30, 2025, we had $135.9 million in cash and cash equivalents and $75.7 million in restricted cash. We also had $325.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions based specifically on the availability of sufficient eligible collateral to support additional borrowings. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $136.7 million as of September 30, 2025. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2025, our subsidiaries had approximately $48.9 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by operating activities was $43.5 million for the nine months ended September 30, 2025, compared with net cash used in operating activities of $3.0 million for the same period in 2024. Net cash provided by operating activities compared to the prior year was primarily affected by lower receivable and inventory balances due to a shortened cash conversion cycle resulting from the marketing agreement with Eco-Energy, LLC. This improvement was partially offset by a higher net loss from the same period of the prior year. Net cash provided by investing activities was $171.0 million for the nine months ended September 30, 2025 compared with net cash used in investing activities of $34.6 million for the same period in 2024. Investing activities compared to the prior year were primarily affected by increases in proceeds from sale of assets and equity method investment, offset by decreases in capital expenditures. Net cash used in financing activities was $212.3 million for the nine months ended September 30, 2025 compared with net cash used in financing activities of $89.2 million for the same period in 2024, primarily due to the repayment of the Junior Notes and higher net payments on the revolver, partially offset by net proceeds from a product financing arrangement and the prior period extinguishment of non-controlling interest when compared to the same period in 2024.
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
We incurred net capital expenditures of approximately $31.9 million during the nine months ended September 30, 2025, primarily for various other capital projects. Capital spending for the remainder of 2025 is expected to be approximately $5.0 to 10.0 million, which is subject to review prior to the initiation of any project. This estimated capital spending for the remainder of 2025 excludes estimated total costs of approximately $130 million related to our carbon capture and sequestration projects to be funded through project related financing. We currently have property and equipment and carbon equipment liabilities of $117.5 million recorded on our balance sheet as of September 30, 2025. Anticipated total costs of approximately $130.0 million will be placed in service upon completion of the project in the fourth quarter of 2025, at which point we will repay the project related financing monthly over twelve years. The company currently estimates annualized payments of $17.8 million. Original costs were estimated at $110 million, and subsequently increased to $130 million as contracts were finalized with vendors. We have a high degree of certainty surrounding these cost estimates.
The company recognized $26.5 million of year-to-date income tax benefit related to 45Z production tax credits during the three and nine months ended September 30, 2025. The company anticipates that it will continue to recognize 45Z production tax credits and estimates $40 to $50 million of adjusted EBITDA contribution, net of discounts and applicable operating expenses, for the year ended December 31, 2025. This is subject to change based on actual production volumes and CI factors at eligible plants.
During the three and nine months ended September 30, 2025, the company recognized a loss on debt extinguishment of $35.7 million, which was recorded within interest expense on the consolidated statements of operations. Further, on October 27, 2025 the company exchanged $170.0 million of convertible notes, extending the maturity of the exchanged notes to November of 2030. As a result of the exchange, the interest rate on the $170.0 million of convertible notes increased from 2.25% to 5.25%. The company also issued an additional $30.0 million of convertible notes which bear interest at 5.25%. When considering the extinguishment of the Junior Notes, the increased interest rate on convertible notes, the increased amount of outstanding convertible notes and anticipated interest expense related to the carbon equipment financing, the company expects annualized interest expense of approximately $30 to $35 million on a go-forward basis beginning in the fourth quarter of 2025. This estimate is subject to change based on actual working capital revolver usage in future periods.
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
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 7.4 million shares of common stock for $92.8 million under the program. We did not repurchase any shares of common stock during the third quarter of 2025. On October 27, 2025, in conjunction with the privately negotiated exchange and subscription agreements for the 2030 Notes, the company repurchased 2.9 million shares of its common stock for a total of $30.0 million under the repurchase program. At November 5, 2025, $77.2 million in share repurchase authorization remained.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.
Debt
We were in compliance with our debt covenants at September 30, 2025. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months or have sufficient liquidity available on a consolidated basis to resolve noncompliance. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027 (the “2027 Notes”). The 2027 Notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. At September 30, 2025, the outstanding principal balance on the 2027 Notes was $230.0 million.
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). $200 million in aggregate principal amount of the 2030 Notes is now outstanding, and $60 million in aggregate principal amount of the 2027 Notes remains outstanding with existing terms unchanged.
The 2030 Notes will bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes will be general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments.

The conversion rate on both the 2027 Notes and the 2030 Notes is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2027 Notes and 2030 Notes for redemption. We may settle the 2027 Notes and the 2030 Notes in cash, common stock or a combination of cash and common stock.
On May 7, 2025, we entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that gave us additional flexibility in order to continue the implementation of our strategic plan. The facility matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. Also executed as part of the credit facility, the company issued 1,504,140 stock warrants at a strike price of $0.01 per share. The warrants had a ten year exercise period.
Ethanol Production Segment
On September 25, 2025, proceeds from the POET Transaction were used to fully retire the Junior Notes. The Junior Notes were originally issued on February 9, 2021, by Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon for $125.0 million due February 2026 with BlackRock. The Junior Notes were secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. On May 7, 2025 the Junior Notes were amended to give the company additional flexibility in order to continue the implementation of our strategic plan, which extended the maturity date from February 9, 2026 to May 15, 2026, with an amendment fee of 2.0% added to the principal balance of the Junior Notes, payable at the maturity date. Further, the strike price of warrants previously issued in conjunction with the Junior Notes was revised from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029. As of July 31, 2025, the Junior Notes also were secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC.
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate increased by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date. In addition to assets and equity securities pledged, the Junior Notes were then also secured by the assets and the real property owned by Green Plains Central City LLC. The amendment added certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also includes the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligated the company to register for resale the shares of common stock underlying warrants issued to BlackRock.
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At September 30, 2025, the outstanding principal balance was $70.5 million on the loan and the interest rate was 6.52%.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At September 30, 2025, the outstanding principal balance was $25.0 million on the facility and the interest rate was 7.16%.

Green Plains Commodity Management has an uncommitted secured revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2025, the outstanding principal balance was $20.0 million on the facility and the interest rate was 5.88%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2025.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of September 30, 2025 totaled $67.2 million. As of September 30, 2025, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $152.9 million, future commitments for storage and transportation valued at approximately $30.3 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $117.5 million. Refer to Note 13 – Commitments and Contingencies included in the notes to the consolidated financial statements for more information.
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
Accounting for Income Taxes
The company adopted a new accounting policy related to the recognition, measurement, and presentation of transferable Clean Fuel Production Credits under Section 45Z of the Internal Revenue Code. In accordance with ASC 740, Accounting for Income Taxes, accounting guidance states it is most appropriate to apply ASC 740 to nonrefundable transferable tax credits. Under ASC 740, a company should recognize tax credits when it is “more-likely-than-not” ("MLTN") the underlying qualifying activity has occurred giving rise to the credit, and the company expects to earn and use the tax credit. If it is uncertain whether the company will be able to use the credit, a valuation allowance is established against the deferred tax asset. The company has determined that it is MLTN the underlying qualifying activity has occurred to earn the tax credit and therefore, recognized a tax benefit for gallons produced and sold at certain qualifying plants through September 30, 2025.
Under this new policy, we recognize the Section 45Z production tax credits as a deferred tax asset, which is treated as a deferred income tax benefit, net of a valuation allowance to recognize the fair value of the tax credits, and is determined based on the expected transfer price of the credits. The recognition of the production tax credits is contingent on meeting the requirements of Section 45Z.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At September 30, 2025, we had $355.4 million in debt, $45.0 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.5 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended September 30, 2025, revenues included net losses of $14.5 million, while cost of goods sold included net losses of $0.8 million, and during the nine months ended September 30, 2025, revenues included net losses of $7.8 million, and cost of goods sold included net losses of $7.9 million, associated with derivative financial instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2025, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	664,000	Gallons	$63,574
Corn	223,000	Bushels	$72,258
Distillers grains (2)	1,550	Tons (3)	$15,354
Renewable corn oil	230,000	Pounds	$8,401
Natural gas	19,300	MmBTU	$5,015
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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

Risks Related to Carbon Capture and Sequestration Projects, and 45Z Production Tax Credits, Including Operational, Regulatory, and Market Uncertainties
We have seven facilities committed to carbon capture and sequestration (CCS) projects, including the ongoing construction of carbon capture equipment at three Nebraska locations. While the Summit projects have not commenced construction of CCS, with respect to the three Nebraska CCS projects, they could face a range of risks that could delay, reduce, or suspend carbon capture operations and/or revenue. Moreover, all eight of our ethanol plants do or will qualify for 45Z production tax credits under IRC Section 45Z with six positioned to claim credits in 2025 and all eight in 2026.
While we strive to comply with all federal tax incentive qualification requirements for all of our carbon initiatives, i.e. those with CCS and those facilities that qualify for federal tax incentives without CCS—including prevailing wage and apprenticeship rules—we cannot provide assurance that we will be in compliance at all times or will not incur material costs or liabilities as a result. Moreover, even if operational and technical goals are achieved, the CI reductions we anticipate may not fully materialize. Regulatory CI modeling frameworks may change in ways that are outside our control and could reduce or eliminate the expected benefits of our carbon initiatives.
Federal policies, such as those enacted under the IRA, may also change. Future modifications could adversely impact corn-based ethanol from accessing key tax incentives, or otherwise reduce potential benefits. In addition, delays in issuing or finalizing regulations, regulations not consistent with industry expectation or the rescission of clean energy or carbon capture tax credits at the federal, state, or international levels, could negatively affect our carbon initiatives.
We are also exposed to risks related to our ability to monetize tax incentives and voluntary 45Z production tax credits at values we currently expect, or at all. Uncertainty in tax credit markets, changes in demand, or regulatory shifts could significantly impact the economic returns from our carbon initiatives. Similarly, developments in the voluntary carbon credit markets, including fluctuating buyer interest, changes in verification standards, or reduced market confidence, could undermine the value of our credits or make monetization infeasible.
Lastly, while much of our current CCS risk relates to facilities under our control, additional risks exist in connection with factors outside of our control such as the supporting infrastructure, including the carbon pipeline and injection wells. Delays in permitting, construction, or operational issues with these components could impair our ability to capture or permanently sequester CO₂, with limited ability to insure certain risks, and thereby limit, reduce, or nullify the benefits of the CCS facility-level investments and adversely affect our business, revenue and/or profitability. In addition, as described our overall carbon initiatives are subject to a myriad of risk which could adversely impact our ability to qualify for federal tax incentives and voluntary 45Z production tax credits, adversely affecting our profitability.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the third quarter of 2025:

Period	Total Number of Shares Withheld	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	57,408	9.95
September 1 - September 30	1,893	10.28
Total	59,301	$9.96
In August 2014 and October 2019, our board of directors authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased 7.4 million shares of common stock for approximately $92.8 million under the program through September 30, 2025. We did not repurchase any shares during the third quarter of 2025. For the period October 1, 2025, through November 5, 2025, in conjunction with the privately negotiated exchange and subscription agreements for the 2030 Notes, the company repurchased 2.9 million shares of its common stock for a total of $30.0 million under the repurchase program. At November 5, 2025, $77.2 million in share repurchase authorization remained.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
**2.1(a)
Asset Purchase Agreement, dated August 22, 2025, by and among Green Plains Obion LLC and POET Biorefining - Obion, LLC. (incorporated herein by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on August 27, 2025)

**2.1(b)	First Amendment to Asset Purchase Agreement, dated September 25, 2025 by and between Green Plains Obion LLC and POET Biorefining - Obion, LLC
**4.1(a)
Indenture, dated October 27, 2025, between Green Plains Inc. and Wilmington Trust, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 to the company's Current Report on Form 8-K filed on October 28, 2025)

4.1(b)
Form of Global Note representing 5.25% Convertible Senior Notes due 2030 (included as a part of Exhibit 4.1). (incorporated herein by reference to Exhibit 4.2 to the company's Current Report on Form 8-K filed on October 28, 2025)

10.1
Amended and Restated Indenture, dated August 10, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.2
Subscription Agreement, dated August 10, 2025, by and between Green Plains Inc., BlackRock Global Allocation Fund, Inc., BlackRock Global Allocation Collective Fund, BlackRock Total Return Bond Fund, and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.12 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.3
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains Inc. and its subsidiaries, individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.4
Amended and Restated Pledge and Security Agreement dated August 10, 2025 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.5
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains York Capture Company LLC, Green Plains Wood River Capture Company LLC and Green Plains Central City Capture Company LLC individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.6(a)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10.16(a) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.6(b)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (incorporated herein by reference to Exhibit 10.16(b) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.6(c)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.16(c) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.6(d)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (incorporated herein by reference to Exhibit 10.16(d) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

*10.7
Employment Agreement by and between Green Plains Inc. and Chris Osowski, effective August 19, 2025 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 19, 2025)

**10.8
Tax Credit Purchase Agreement By and Between Green Plains Inc. (“Seller”), and Freepoint Commodities C LLC (“Buyer”) (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on September 17, 2025)

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
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL.
*	Represents management compensatory contracts
**
Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: November 5, 2025	By:	/s/ Chris G. Osowski
Chris G. Osowski
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Philip B. Boggs
Philip B. Boggs
Chief Financial Officer
(Principal Financial Officer)