Form 10-K
period 2025-12-31
Green Plains Inc.
filed 2026-02-10
CIK 1309402

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the company’s voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the second quarter), based on the last sale price of the common stock on that date of $6.03, was approximately $388.8 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 6, 2026, there were 69,838,844 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III herein. The company intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of the period covered by this report on Form 10-K.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Partners; the partnership	Green Plains Partners LP
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
Nasdaq	The Nasdaq Global Market
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

ATJ	Alcohol-to-Jet
BlackRock	Funds and accounts managed by BlackRock
the Board; our Board	Board of Directors of Green Plains Inc.
BTU	British Thermal Units
CARB	California Air Resources Board
CCS	Carbon capture and storage
CFTC	Commodity Futures Trading Commission
CI	Carbon Intensity
COVID-19	Coronavirus Disease 2019
CST™	Clean Sugar Technology™
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle

FERC	Federal Energy Regulatory Commission
FFV	Flexible-fuel vehicle
FSSC	Food Safety System Certification
GHG	Greenhouse gas
GP Turnkey Tharaldson	GP Turnkey Tharaldson LLC
GREET	Greenhouse gases, Regulated Emissions, and Energy use in Technologies
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
Merger	Merger of GPLP Merger Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of GPLP Holdings Inc., a wholly owned subsidiary of Green Plains ("Holdings"), with and into the partnership, with the partnership surviving such merger
Merger Agreement	Certain Agreement and Plan of Merger, dated as of September 16, 2023, by and among Green Plains Inc., Holdings, GPLP Merger Sub LLC, a wholly owned subsidiary of Holdings, Green Plains Partners LP, and Green Plains Holdings LLC, the general partner of the partnership (the "General Partner")
MmBtu	Million British Thermal Units
mmg	Million gallons
mmgy	Million gallons per year
MSC™	Maximized Stillage Co-products™ produced using process technology developed by Fluid Quip Technologies
MTBE	Methyl tertiary-butyl ether
OBBB	One Big Beautiful Bill Act
R&D tax credit	Research and development tax credit
REC	Renewable energy certificate
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
Sequence™	A foundational feed ingredient made from a combination of corn and yeast protein, concentrated at 60%
SRE	Small refinery exemption
TTB	Alcohol and Tobacco Tax and Trade Bureau
U.S.	United States
USDA	U.S. Department of Agriculture

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in this report under “Risk Factors” or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the failure to realize the anticipated results from the new products being developed or new technologies being deployed; the failure to realize the anticipated selling, general and administrative expense savings from restructuring; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels, distillers grains, Ultra-High Protein, and renewable corn oil; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions, changes in government policies, and global political or economic issues; the financial condition of the company’s customers and counterparties; any non-performance by customers and counterparties of their contractual obligations; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws such as the OBBB, tariffs, renewable fuel programs, tax credit programs, and low carbon programs; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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
Founded in 2004, Green Plains now owns nine strategically located plants across the Midwest, capable of processing approximately 287 million bushels of corn annually, when all plants are operating. Today, our focus is on operating safely, efficiently and cost-effectively while reducing the CI of our products and maintaining financial flexibility to support long term growth. During the year, under new leadership, the company completed targeted asset sales, strengthened liquidity and reduced debt, positioning Green Plains to capture value from the next phase of the low-carbon transition. Our streamlined platform is positioned to create value through our focus on operational excellence, continuous improvement and disciplined capital allocation.
We group our business activities into the following two operating segments to manage performance:
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at nine biorefineries in Illinois, Indiana, Iowa, Minnesota and Nebraska. At capacity, our nine facilities are capable of processing approximately 287 million bushels of corn per year and producing approximately 850 million gallons of ethanol, 2.0 million tons of distillers grains and Ultra-High Protein, and 296 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. Our eight facilities currently in operation are capable of processing approximately 246 million bushels of corn and producing 730 million gallons of ethanol, 1.7 million tons of distillers grains and Ultra-High Protein, and 254 million pounds of renewable corn oil.
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
As part of our carbon reduction strategy, we successfully commenced CCS operations at our three Nebraska biorefineries, which are connected to the Trailblazer CO2 Pipeline. In addition we have committed our four Iowa and Minnesota facilities to Summit Carbon Solutions, which publicly projects operations commencing in 2028. CCS will lower GHG emissions through the capture of biogenic carbon dioxide at each of these biorefineries, significantly lowering their CI, in some cases by more than half. We financed the build and installation of carbon capture equipment at our three Nebraska plants with Tallgrass and expect to begin repayment during the first quarter of 2026. There are very few ethanol production facilities with carbon capture in place today, and we are among the first to produce lower-CI ethanol at scale. In addition, we are exploring alternative options for biogenic carbon dioxide utilization where pipeline transport or direct injection may not be feasible. Reducing the CI of our ethanol through CCS operations, improving efficiency at our ethanol plants and purchasing RECs is allowing us to benefit from state, federal and foreign clean fuel programs, including LCFS programs at the state level and federal tax credits under the IRA, including the Section 45Z Clean Fuel Production Credit, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF, other low carbon fuels and export markets.
We believe that global demand for protein will continue to rise, requiring larger amounts of high protein feed for pets, livestock and aquaculture. While faced with growing competition from expanded U.S. soy crushing capacity, we aim to utilize our protein capabilities to diversify our product offering and optimize our client base.
We began producing Ultra-High Protein using FQT's MSC™ technology in 2020 and have deployed this technology across four of our biorefinery locations to help meet growing demand for protein feed ingredients and low-carbon renewable corn oil to use as a feedstock for producing advanced biofuels such as renewable diesel, biodiesel and SAF, as the MSC™ technology enhances renewable corn oil yields. The biorefineries producing Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, have also increased renewable corn oil yields.
In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT's CST™ at commercial scale, and during 2024 the company successfully commissioned the CST™ equipment in the Shenandoah facility. FQT’s CST™ allows for the production of both food and industrial grade dextrose at a dry mill ethanol plant to target applications in food production, in addition to serving as a feedstock for renewable chemicals and synthetic biology. The facility has a rated capacity of 60 million pounds of product per year. The facility has been idled since the first quarter of 2025 as the company focuses on optimizing its product mix to maximize current returns. The decision to temporarily pause operations presents an opportunity to make some related infrastructure improvements, which would require additional investment.
In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to liberate nearly all of the remaining distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global pet, livestock and aquaculture diets. The large-scale demonstration facility is operational and technology and product development has continued to advance through 2025.
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
Technology Integration. Over our history, we have incorporated new technologies like renewable corn oil extraction and Selective Milling Technology™ into our manufacturing processes that have enabled us to run more efficiently and improve our yields and financial results. Through our ownership of FQT and other partnerships, we are currently reviewing a number of initiatives to further improve operational efficiencies that we believe will lead to improved margins.
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
Proven Leadership Team. Our senior leadership team has specific expertise across all of our businesses, including plant operations and management, commodity markets and risk management, ingredient nutrition, marketing and innovation, regulatory, legal, policy, and ethanol marketing and distribution. Our leadership team’s level of operational and financial expertise is essential to successfully executing our business strategies.
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
As market conditions warrant, we use forward contracts to sell a portion of our ethanol, distillers grains, Ultra-High Protein and renewable corn oil production or buy some of the corn, natural gas, or ethanol we need to partially offset commodity price volatility. We also engage in other hedging transactions involving exchange-traded futures contracts for corn, natural gas, ethanol, soybeans, soybean meal and soybean oil. The financial impact of these activities depends on the price of the commodities involved and our ability to physically receive or deliver those commodities.
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
CCS Commencing Operations
CCS equipment at our three Nebraska plants began operations during the fourth quarter of 2025, and is delivering biogenic carbon dioxide to the Tallgrass Trailblazer pipeline for permanent sequestration. Successful sequestration has allowed the company to further reduce its CI, triggering an increase in the amount of income tax benefit recognizable from Section 45Z production tax credits in the current period and in future periods.
Production Tax Credits
The company has been and expects to continue to benefit from certain clean energy related tax credits as a result of recent changes in legislation. Six of our eight operating ethanol plants have generated production tax credits under Section 45Z in 2025 and all eight are projected to generate these credits in 2026. The company has purchased RECs during the year ended December 31, 2025 to lower CI scores at certain plants. Based on production and CI scores for the year ended December 31, 2025, the company recorded income tax benefit of $54.2 million, net of a valuation allowance, related to Section 45Z production tax credits at the six qualifying plants.
Tax Credit Purchase Agreement
On September 16, 2025, the company entered into an agreement, pursuant to which the company agreed to supply production tax credits available under Section 45Z to a buyer from the production of the company's ethanol at its three Nebraska facilities between January 1, 2025 and December 31, 2025. On December 10, 2025, the agreement was amended to add Section 45Z production tax credits produced at three more of the company's facilities. All credits generated during the year ended December 31, 2025, were sold in accordance with these agreements.
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
The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes will be general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments.
Green Plains Obion LLC Disposition
On August 27, 2025, the company announced that its wholly owned subsidiary, Green Plains Obion LLC, entered into an asset purchase agreement for the sale of the ethanol plant located in Rives, Tennessee, to POET Biorefining - Obion, LLC. On September 25, 2025, the company closed on the sale and received proceeds of $170 million plus related working capital (the “Obion Transaction”). A gain of $35.8 million was recorded in gain on sale of assets, net on the consolidated statements of operations. The proceeds from the sale were used to repay the outstanding balance of the Junior Notes due 2026 and to supplement corporate liquidity.
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
On August 10, 2025, the company amended and restated the indenture covering the Junior Notes with BlackRock to extend the maturity date to September 15, 2026, with an amendment fee of 2.5% added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate increased by 0.5% after the amendment, and by an additional 0.5% each quarter on each scheduled interest payment date. The amendment added certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also included the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligated the company to register for resale the shares of common stock underlying warrants issued to BlackRock. On September 25, 2025, proceeds from the Obion Transaction were used to fully retire the Junior Notes. All warrants issued to BlackRock were exercised during the year ended December 31, 2025.
GP Turnkey Tharaldson Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson for $24.3 million. A pretax loss of $26.9 million was recorded during year ended December 31, 2025.
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
The execution of the Cooperation agreement resulted in the appointment of three individuals as independent members to the Board on April 14, 2025, Steve Furcich, Carl Grassi, and Patrick Sweeney. These individuals possess additive experience in key areas such as the agriculture and commodities sector, capital allocation, finance, long-term planning, and strategic reviews and transactions. From April 14, 2025, through the Annual Meeting, the appointments resulted in an expansion of the Board to ten members. The Board was reduced to eight members due to Ejnar A. Knudsen III and Alain Treuer not standing for re-election at the 2025 Annual Meeting.
Leadership Transition
On February 28, 2025, the company announced the departure of Todd Becker as President and Chief Executive Officer and member of the Board, effective March 1, 2025.
Effective March 1, 2025, the Board appointed Michelle Mapes, Chief Legal & Administration Officer, as Interim Principal Executive Officer, and also appointed an executive committee comprised of Ms. Mapes, Jamie Herbert, Chief Human Resource Officer, Chris Osowski, Executive Vice President, Operations and Technology, and Imre Havasi, Senior Vice President – Head of Trading and Commercial Operations, which led the company until Mr. Becker’s successor was appointed. As part of the company’s corporate reorganization, Michelle Mapes' position as Chief Legal and Administration Officer and Corporate Secretary was contractually agreed to be eliminated at December 31, 2025 pursuant to an amendment to her employment contract dated February 27, 2025. Both Grant Kadavy's position of EVP - Commercial Operations and Leslie van der Meulen's position of EVP - Product Marketing and Innovation were eliminated, effective February 6, 2025.
On August 19, 2025, the Board of Directors of the company appointed Chris Osowski as Chief Executive Officer and member of the Board of Directors of the company, effective immediately. Mr. Osowski served as a member of the company’s Executive Committee since March 2025 and served as Executive Vice President, Operations and Technology since January 2022. Also, in connection with Mr. Osowski’s appointment, the company promoted Trent Collins to serve as Senior Vice President of Operations.
On January 5, 2026, the Board of Directors of the company appointed Ann Reis to serve as Chief Financial Officer of the company effective January 6, 2026, who succeeds Phil Boggs who departed the company on January 5, 2026.
On January 12, 2026, the company announced the appointment of Ryan Loneman to serve as the General Counsel and Corporate Secretary of the company effective January 26, 2026.
Restructuring Costs
As part of the strategic review process, in early 2025, the company launched a corporate reorganization and cost reduction initiative that has significantly reduced selling, general and administrative expenses on an ongoing basis. As part of this initiative, the company identified approximately $50 million of financial improvement annually, inclusive of savings from idling the Fairmont, Minnesota facility, transitioning to a third party ethanol marketer, and realigning corporate and trade group selling, general and administrative functions to reflect current strategic priorities. As a result of the reorganization, the company recorded one-time restructuring costs of $24.3 million during the year ended December 31, 2025, which includes severance related to the departure of its former CEO.
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
Idling of Clean Sugar Technology facility in Shenandoah, Iowa
During the first quarter, the company idled its operations at the CST™ facility in Shenandoah, Iowa, as the company focuses on optimizing its product mix to maximize current returns. The decision to temporarily pause operations presents an opportunity to make some related infrastructure improvements, which would require additional investment.
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
Ethanol Plants. We own nine ethanol plants, located in five states, that produce ethanol, distillers grains, Ultra-High Protein and renewable corn oil.
The capacity disclosed below has been adjusted in the current period to represent the plants proven abilities to produce beyond their nameplate capacity. The company's historical capacity disclosures were based on plant nameplate capacity. The increased capacity is the result of a projection of annual capacity based on actual production levels achieved, and was not due to significant plant expansion or enhancement during the period.

Plant Location	Stated Production Capacity (mmgy)
Central City, Nebraska (1) (2)	120
Fairmont, Minnesota (3) (4)	120
Madison, Illinois	100
Mount Vernon, Indiana (1)	110
Otter Tail, Minnesota (3)	70
Shenandoah, Iowa (1) (3)	80
Superior, Iowa (3)	70
Wood River, Nebraska (1) (2)	120
York, Nebraska (2)	60
Total	850
(1)Produces Ultra-High Protein.
(2)Connected to Tallgrass Trailblazer Pipeline.
(3)Committed to Summit Carbon Solutions Pipeline.
(4)Plant idled in January 2025.
Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. Miles driven typically increase during the spring and summer months related to vacation travel, followed closely by the fall season due to holiday travel.

Corn Feedstock and Ethanol Production. Our plants use corn as feedstock in a dry mill ethanol production process. Each of our plants requires on average approximately 32 million bushels of corn annually, depending on its production capacity. The price and availability of corn are subject to significant fluctuations driven by a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs, freight costs and global demand. Ethanol producers are generally unable to pass increased corn costs to customers.
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
Corn is received at the plant by truck or rail then weighed and unloaded into a receiving building. Grain storage facilities are used to inventory grain that is passed through a scalper to remove rocks and debris prior to processing. The corn is then transported to a hammer mill where it is ground into flour and conveyed into a slurry tank for enzymatic processing. Water, heat and enzymes are added to convert the complex starch molecules into simpler carbohydrates. The slurry is heated to reduce the potential of microbial contamination and pumped into a liquefaction tank where additional enzymes are added. Next, the grain slurry is pumped into fermenters, where yeast, enzymes, and nutrients are added and the fermentation process is started. A beer column, within the distillation system, separates the alcohol from the spent grain mash. The alcohol is dehydrated to 200-proof alcohol and pumped into a holding tank and blended with approximately 2% denaturant as it is pumped into finished product storage tanks.
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
Ultra-High Protein. Ultra-High Protein is fermented corn protein produced by further processing of the spent grain mash from the beer column. The spent grain is processed using FQT’s MSC™ technology, which contains a series of screening equipment to remove fiber from the spent grain which is sent to the distillers grain dryer. The remaining product is washed and clarified into a wet protein stream which is dried in a ring dryer to produce Ultra-High Protein meal with protein concentrations of approximately 50%. Our specialty feed ingredient, Sequence™ has protein concentrations of approximately 60%.
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
Natural Gas. Depending on production parameters, our ethanol plants use on average approximately 27,000 BTUs of natural gas per gallon of production. We have service agreements to acquire the natural gas we need and transport the gas through pipelines to our plants.

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
Transportation, Delivery and Terminal Services. Most of our ethanol plants are situated near major highways or rail lines to ensure efficient product movement. Deliveries within 150 miles of our plants and the fuel terminal facility are generally transported by truck. Deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads, allowing our plants to ship product throughout the United States and to international export terminals. As of December 31, 2025, the leased railcar fleet consisted of approximately 1,944 ethanol railcars with an aggregate capacity of 57.7 mmg, and 860 hopper and tank cars to transport other co-products and raw materials. We expect the railcar volumetric capacity to fluctuate over the normal course of business as the existing railcar leases expire and we enter into or acquire new railcar leases. The company owns and operates one fuel terminal with a storage capacity of approximately 180 thousand gallons and throughput capacity of approximately 40 mmgy.
Agribusiness and Energy Services Segment
Our agribusiness and energy services segment includes grain storage at our ethanol plants of approximately 12.0 million bushels, detailed in the following table:

Facility Location	On-Site Grain Storage Capacity (thousands of bushels)
Central City, Nebraska	1,400
Fairmont, Minnesota (1)	1,611
Madison, Illinois	1,015
Mount Vernon, Indiana	1,034
Otter Tail, Minnesota	628
Shenandoah, Iowa	886
Superior, Iowa	1,770
Wood River, Nebraska	3,293
York, Nebraska	363
Total	12,000
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
Through Green Plains Trade, we historically provided marketing services for our nine ethanol plants for all of the co-products produced at these locations as well as marketed ethanol for a third party, which ceased in April of 2025, and continue to provide marketing services to our ethanol plants for natural gas procurement. Green Plains Trade ceased marketing ethanol produced by the plants in April of 2025, but continues to market all other co-products. Eco-Energy, LLC now markets the ethanol produced by the plants.
Our ethanol is marketed by Eco-Energy LLC to local, regional, national and international customers. We also purchase ethanol from independent producers for pricing arbitrage from time to time. Our ethanol is sold to various markets under sales agreements with integrated energy companies; retailers, traders and resellers in the United States and buyers for export to Canada. Under these agreements, ethanol is priced under both fixed and indexed pricing arrangements.
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
Our renewable corn oil is sold primarily to renewable diesel and biodiesel plants and, to a lesser extent, feedlot and poultry markets. We transport our renewable corn oil by truck to locations in a close proximity to our ethanol plants primarily in the southeastern and midwestern regions of the United States. We also transport renewable corn oil by rail to national markets as well as to exporters for shipment on vessels to international markets.
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
Our Competition
Domestic Ethanol Competitors
We are one of the largest consolidated owners of ethanol plants in the United States. We compete with other domestic ethanol producers in a highly fragmented industry. Our competitors also include plants owned by farmers, cooperatives, oil refiners and retail fuel operators. These competitors may continue to operate their plants even when market conditions are not favorable due to the benefits realized from their other operations and lower cost structures.
As of December 31, 2025, the top four producers accounted for approximately 39% of the domestic production capacity with production capacities ranging from 850 mmgy to 3,146 mmgy. Demand for corn from ethanol plants and other corn consumers exists in all areas and regions in which we operate. According to the Renewable Fuels Association, there were 114 operational plants in Illinois, Indiana, Iowa, Minnesota and Nebraska, which are the states where we have production facilities as of December 31, 2025. The largest concentration of operational plants is located in Iowa, Nebraska and Illinois, where approximately 50% of all operational production capacity is located.
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
Other Competition
Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. Ethanol production technologies also continue to evolve. We anticipate changes could occur primarily in the area of cellulosic ethanol, or from biodigesters at landfills or livestock production facilities. Since all of our plants are designed as single-feedstock facilities, adapting our plants for a different feedstock or process system would require additional capital investments and retooling which could be cost prohibitive, and would require new RFS pathways to be approved by the EPA. Our distillers grains and Ultra-High Protein feed ingredients compete against other feed ingredients including soybean meal, canola meal, ground corn, corn gluten meal and distillers grains from other ethanol producers domestically and abroad. Our renewable corn oil competes against vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as waste feedstocks including used cooking oil, animal fats and tallow.

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
On June 13, 2025, the FERC issued an order approving a Stipulation and Consent Agreement ("Consent Agreement") between the Office of Enforcement (“OE”) and the company. The Consent Agreement resolved the OE’s investigation into trading activity conducted by the company which occurred during 2023. As part of the Consent Agreement, the company agreed to pay a civil penalty of $0.9 million, pay $23 thousand in restitution and interest, implement enhancements to its compliance program and be subject to certain trading restrictions.
Human Capital Resources
Attracting, retaining and developing talented employees is essential to our success. We accomplish this, in part, by our competitive compensation practices, training initiatives, and growth opportunities within the company. On December 31, 2025, we had 642 full-time, part-time, temporary and seasonal employees, including 71 employees at our corporate office in Omaha, Nebraska.
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
Item 1A. Risk Factors.
Our operations are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in this Form 10-K and could have a material adverse impact on our financial results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known or currently viewed to be immaterial may also materially and adversely affect business, financial condition or results of operations. These risks can be impacted by factors beyond management's control. The following risk factors and the forward-looking statements contained elsewhere in this Form 10-K should be read carefully when evaluating us.
Risks Related to our Business and Industry
Risks Related to Carbon Capture and Sequestration Projects, and 45Z Production Tax Credits, Including Operational, Regulatory, and Market Uncertainties
We have seven facilities committed to carbon capture and sequestration (CCS) projects, including CCS projects now operating at three Nebraska locations. While the Summit projects have not commenced construction of CCS, with respect to the three Nebraska CCS projects, they could face a range of risks including but not limited to facility operational issues, that could delay, reduce, or suspend carbon capture operations and/or reduce tax benefits. Moreover, all eight of our operating ethanol plants likely will qualify for 45Z production tax credits under IRC Section 45Z with six positioned to claim credits in 2025 and all eight in 2026, based on current laws and regulations. After the 45Z tax credits have sunsetted, which is currently scheduled for 2029, the facilities with carbon capture that are owned by the company will be able to claim the 45Q tax credits, which are available for twelve years after the date of capture equipment construction completion.
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
We are also exposed to risks related to our ability to monetize Section 45Z production tax credits and voluntary carbon credits at values we currently expect, or at all. Uncertainty in tax credit markets, changes in demand, or regulatory shifts could significantly impact the economic returns from our carbon initiatives. Similarly, developments in the voluntary carbon credit markets, including fluctuating buyer interest, changes in verification standards, or reduced market confidence, could undermine the value of our credits or make monetization infeasible.
Lastly, while much of our current CCS risk relates to facilities under our control, additional risks exist in connection with factors outside of our control such as the supporting infrastructure, including the carbon pipeline and injection wells. Delays in permitting, construction, or operational issues with these components could impair our ability to capture or permanently sequester CO₂, with limited ability to insure certain risks, and thereby limit, reduce, or nullify the benefits of the CCS facility-level investments and adversely affect our business, tax benefits and/or profitability.
Our margins are dependent on managing the spread between the price of corn, natural gas, ethanol, distillers grains, Ultra-High Protein and renewable corn oil.
Our operating results are highly sensitive to the spread between the corn and natural gas we purchase, and the ethanol, distillers grains, Ultra-High Protein and renewable corn oil we sell. Price and supply are subject to various market forces, such as weather, domestic and global supply and demand, global political or economic issues, including but not limited to global conflicts, shortages, export prices, crude oil prices, currency valuations and government policies in the United States and around the world, over which we have no control. Price volatility of these commodities may cause our operating results to fluctuate substantially. No assurance can be given that we will purchase corn and natural gas or sell ethanol, distillers grains, Ultra-High Protein and renewable corn oil at or near prices which would provide us with positive margins. Consequently, our results of operations and financial position may be adversely affected by increases in corn or natural gas prices or decreases in ethanol, distillers grains, Ultra-High Protein and renewable corn oil prices. We have made significant investments in our biorefinery platform to produce Ultra-High Protein, and our financial results are impacted by our ability to operate these new systems consistently and to sell the products into new markets at a premium to distillers grains. Rapid expansion of soybean crushing capacity to meet the soybean oil demands of the growing renewable diesel and biomass-based diesel industry could result in an oversupply of soybean meal, which could depress prices for various protein feed ingredients, and negatively impact our anticipated financial returns.

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
Corn. We are generally unable to pass increased corn costs to our customers since ethanol competes with other fuels. We continue to see considerable volatility in corn prices. Ethanol plants, livestock industries and other corn-consuming enterprises put significant price pressure on local corn markets. In addition, local corn supplies and prices could be adversely affected by, but not limited to: prices for alternative crops, increasing pricing for seed corn, fertilizers, crop protection products and other input costs; changes in government policies, including crop insurance, conservation programs, regulation of farmland, and other regulations; shifts in global supply and demand; global political or economic issues, including but not limited to global conflicts and global or regional growing conditions, such as plant disease, pests or adverse weather, including drought.
Ethanol. Our revenues are dependent on market prices for ethanol which can be volatile as a result of a number of factors, including but not limited to: the price and availability of competing fuels and oxygenates for fuels; the domestic and global supply and demand for ethanol, gasoline and corn; the price of gasoline, crude oil and corn; global political or economic issues, including global conflicts and domestic and foreign government policies that impact the supply, demand and pricing of corn, crude oil, gasoline, ethanol and other liquid fuels.
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
Ultra-High Protein. Our Ultra-High Protein has unique nutritional advantages and a higher protein concentration than soybean meal and can be included in a variety of feed rations in the pet, dairy, swine, poultry and aquaculture industries. As a value-added feed ingredient, quality control is imperative. Demand for feed products and pricing pressure from competing feed products may result in downward pressure on the price of Ultra-High Protein. Reliable production of Ultra-High Protein from both consistent operations of the biorefinery as well as the MSC™ technology is necessary to produce anticipated volumes. Changes in our customers' willingness to accept these ingredients, inconsistency in production volumes, quality or downward pressure on prices could result in adverse impact on our business and profitability.
Renewable Corn Oil. Renewable corn oil is marketed as a low-carbon feedstock for biofuel production including renewable diesel, biodiesel and currently to a lesser extent, sustainable aviation fuel. The price of renewable corn oil is largely influenced by demand for these fuels, particularly renewable diesel, as well as broader dynamics within the vegetable oil and feedstock markets. They are also impacted by margin dynamics within the renewable diesel industry and the relative pricing and availability of alternative feedstocks, domestic or imported. Expanded demand from the renewable diesel and biodiesel industry due to RVOs, new tax credits included in the IRA, growing LCFS markets in California, Oregon, Washington state or Canada as well as customer acceptance for such fuels could impact renewable corn oil demand. Recent restrictions imposed on imported feedstocks also provide benefits. In general, renewable corn oil prices follow the prices of heating oil and soybean oil but corn oil trades at a premium for its low CI score. Corn oil prices are well supported as a result of current incentives and import restrictions. If the soy complex would come under pressure due to oversupply of soybeans, corn oil prices would also be pressured. Further, if the EPA continues to issue SREs, it could lead to downward pressure on renewable feedstock prices including corn oil.
We may be affected by or unable to fulfill our strategies.
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
We may not achieve the operating yields we project or our technologies may not perform as expected. We may not achieve product market sales, margins or pricing we project, and our operating cost goals may not be achieved due to a variety of factors. Our failure to achieve our production, sales and pricing targets, including, but not limited to: construction, yield, sales, margin, pricing, or financial results associated with our strategies could have an adverse effect on our business, financial condition or results of operations.
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
In the U.S., through 2022, the EPA undertook rulemaking to set the RVO for the following year, though at times months or years would pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes are determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development or food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022. In June 2023, the EPA finalized a multi-year RVO for 2023, 2024 and 2025. In June 2025, the EPA proposed a multi-year RVO for 2026 and 2027. In September 2025, the EPA issued a supplemental proposal to reallocate volumes waived under SREs.
Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. Elimination of a refinery's obligation effectively lowers the amount of renewable fuels required to be blended, and by extension the amount of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. In August and November 2025, the EPA granted or partially granted 187

SREs, largely clearing the backlog from 2016-2024.
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, for the past four consecutive years from 2022-2025, the President has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period.
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
Today there are limited markets for ethanol beyond its value as an oxygenate domestically and abroad. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth in the U.S. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, the value of RINs or other low-carbon fuel credits, and availability to consumers. When discretionary blending is financially unattractive, the incremental demand for ethanol may be reduced. New incentives for SAF or sustainable marine fuel could open new markets for ethanol.
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
Ethanol and other products that we produce are or have been exported to Canada, Mexico, Brazil, China and other countries. Our business may be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. In early 2025, the Trump administration announced additional tariffs on various imports from China, Mexico, and Canada, and signaled a willingness to renegotiate or withdraw from existing trade agreements. These actions have prompted actual or threatened retaliatory measures against U.S. exports, including ethanol and agricultural products in some cases. While the current administration’s efforts to counter trade barriers in certain countries may ultimately benefit the ethanol industry (such as Brazil, where U.S. ethanol has been subject to tariffs since 2020), the risk of reciprocal tariffs by other countries, including Canada and Mexico, may impede exported volumes. The outcome of trade negotiations or lack thereof, has in previous year had, and may in the future have a material adverse effect on our business, financial condition and results of operations.
Our indebtedness could negatively affect our financial condition, decrease our liquidity and impair our ability to operate the business.
Our ability to make payments on and to refinance our debt will depend on our ability to generate cash in the future. Our ability to generate cash is dependent on various factors; general economics, financial, competitive, legislative, regulatory and other factors beyond our control. Certain of our long-term borrowings include provisions that require minimum levels of working capital and equity and impose limitations on additional debt. Our ability to satisfy these provisions can be affected by events beyond our control, such as the demand for and the fluctuating price of commodities. Noncompliance with these provisions could result in the default and acceleration of long-term debt payments. If cash on hand is insufficient to pay our obligations or margin calls as they come due, it could have an adverse effect on our ability to conduct business.
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
Unplanned downtime may occur from time to time at our facilities. Our plants may not produce at yields we expect due to a variety of reasons, including, but not limited to, equipment failures and other breakdowns; labor shortages; lack of adequate raw materials, including corn supply; adverse pricing on raw materials and finished goods that becomes uneconomical; poor rail service; lack of adequate storage, permitting or regulatory issues, adverse weather and other reasons. Any of these production events may adversely impact our profitability and financial position.

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
Our plants emit biogenic carbon dioxide from fermentation as a by-product of ethanol production. While all nine of our plants have grandfathered RFS pathways allowing them to operate under their current authorized capacity under their EPA approved grandfathered limits, operating above these capacities requires an Efficient Producer Pathway, demonstrating at least a 20% reduction in GHG emissions relative to petroleum-based gasoline from a 2005 baseline. Four of our plants currently maintain Efficient Producer Pathways to operate at increased capacities.
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
We continuously look for opportunities to enhance our existing businesses through strategic acquisitions. The process of integrating an acquired business into our existing business and operations may result in unforeseen operating difficulties and expenditures as well as require a significant amount of management resources. There is also the risk that our due diligence efforts may not uncover significant business flaws or hidden liabilities. In addition, we may not realize the anticipated benefits of an acquisition or joint venture and they may not generate the anticipated financial results.
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
We operate in a very competitive environment and compete with other domestic ethanol producers in a relatively fragmented industry. We compete for capital, labor, corn, shipping and other resources with these companies. Historically, oil companies, petrochemical refiners and gasoline retailers were not engaged in ethanol, biodiesel and other biofuel production even though they form the primary distribution network for finished liquid fuels. If these companies continue to increase their ethanol plant ownership or additional companies commence production, the need to purchase ethanol from independent producers like us or at pricing that provides us an acceptable margin could diminish and adversely affect our operations, cash flows and financial position. Integrated oil companies and merchant refiners are increasingly investing in retrofitting refineries or building new refineries to produce renewable diesel, and partnering with commodity processors to supply soybean oil, distillers corn oil and other feedstocks, which could adversely impact the market for our renewable corn oil, distillers grains and Ultra-High Protein.

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
The futures industry is subject to extensive regulation. In addition to trading physical commodities, the company may engage in trading of futures, forward and options contracts, and other derivative instruments. As a market participant, we are subject to regulation concerning trade practices, business conduct, reporting, position limits, record retention, the conduct of our officers and employees, and other matters. Since we use exchange-traded futures contracts as part of our business, we are subject to the Commodity Exchange Act and are required to comply with a wide range of requirements imposed by the CFTC, FERC, National Futures Association and the exchanges on which we trade.
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
Our program is built on industry-standard frameworks, including the National Institute of Standards and Technology, and the Cybersecurity and Infrastructure Security Agency. We also follow applicable federal and state statutory and regulatory guidance and have adopted internal policies and standards in alignment with these federal and state requirements. Furthermore, we collaborate with external experts, consultants and auditors in routinely evaluating and testing our information systems controls. We have regular CISA vulnerability scans and cyber table-top exercises to help us test and refine our formal Cyber Incident Response Plan.
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
Management continuously monitors the effectiveness of our cybersecurity defenses and invests in regular, ongoing cybersecurity training for both our IT department and the organization overall. Our Director of IT Security brings over 25 years of cybersecurity experience, including an Information Technology Infrastructure background, Information Security Officer responsibilities, and experience managing multi-tier secure networks in the United States Air Force. Similarly, our Director of IT Infrastructure brings over 25 years of experience spanning a broad range of technologies.
As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties.
We believe the properties owned and leased at our locations are sufficient to accommodate our current needs, as well as potential expansion.
Corporate
We lease approximately 54,000 square feet of office space in Omaha, Nebraska for our corporate headquarters, which houses our corporate administrative functions and commodity trading operations.
Ethanol Production Segment
We own approximately 1,369 acres of land and lease approximately 79 acres of land at and around our ethanol production facilities. Additionally, we lease approximately five acres of land at a fuel terminal facility. As detailed in our discussion of the ethanol production segment in Item 1 – Business, our ethanol plants have the capacity to produce approximately 850 million gallons of ethanol per year.
Agribusiness and Energy Services Segment
As detailed in our discussion in Item 1 – Business, our agribusiness and energy services segment facilities include grain storage capacity at our ethanol plants of approximately 12.0 million bushels.
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
Holders of Record
We had 1,612 holders of record of our common stock, not including beneficial holders whose shares are held in names other than their own, on February 6, 2026. This figure does not include approximately 67.2 million shares held in depository trusts.
Dividend Policy
In order to retain and direct cash flow to the company’s operating strategy, the deployment of the company's carbon strategy and other corporate purposes, the company did not pay a cash dividend on its shares of common stock for the years ended December 31, 2025 and 2024, respectively. The company does not anticipate declaring cash dividends on its common stock for the foreseeable future.
Issuer Purchases of Equity Securities
Employees and directors may surrender shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were surrendered during the fourth quarter of 2025:

Period	Total Number of Shares Withheld	Average Price Paid per Share
October 1 - October 31	645	$9.08
November 1 - November 30	6,297	10.29
December 1 - December 31	—	—
Total	6,942	$10.18
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. The company repurchased 2.9 million shares of its common stock for a total of $30.0 million under the repurchase program during the year ended December 31, 2025. Since inception, the company has repurchased 10.3 million shares of common stock for approximately $122.8 million under the program. At February 10, 2026, $77.2 million in share repurchase authorization remained.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding shares authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares our cumulative total return with the S&P SmallCap 600 Index and the Nasdaq Clean Edge Green Energy Index (CELS) for each of the five years ended December 31, 2025. The graph assumes a $100 investment in our common stock and each index at December 31, 2020, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Plains, Inc., the S&P Smallcap 600 Index
and the NASDAQ Clean Edge Green Energy Index

300
250
200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
Green Plains, Inc.
S&P Smallcap 600
NASDAQ Clean Edge Green Energy

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/20	12/21	12/22	12/23	12/24	12/25
Green Plains Inc.	$100.00	$263.93	$231.59	$191.50	$71.98	$74.41
S&P SmallCap 600	100.00	126.82	106.40	123.48	134.22	142.30
Nasdaq Clean Edge Green Energy	100.00	97.36	68.01	61.27	49.71	65.63
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
Founded in 2004, Green Plains now owns nine strategically located plants across the Midwest, capable of processing approximately 287 million bushels of corn annually, when all plants are operating. Today, our focus is to continue operating safely, efficiently and cost-effectively while reducing the CI of our products and maintaining financial flexibility to support long-term growth. During the year, under new leadership, the company completed targeted asset sales, strengthened liquidity and reduced debt, positioning Green Plains to capture value from the next phase of the low-carbon transition. Our streamlined platform is positioned to create value through our focus on operational excellence, continuous improvement and disciplined capital allocation.
Our carbon reduction strategy plays a central role in achieving lower CI biofuel production and participation in various clean fuel programs. Carbon capture and storage ("CCS") is operational at our three Nebraska facilities. These plants are connected to the Tallgrass Trailblazer CO2 Pipeline, while our Iowa and Minnesota locations are committed to CCS through Summit Carbon Solutions, which publicly projects operations commencing in 2028. CCS initiatives are expected to significantly lower CI across our platform. Further, the company has purchased RECs to lower CIs at certain plants. Based on current CI score estimates, all eight operational Green Plains facilities are expected to qualify for the Section 45Z Clean Fuel Production Credit beginning in 2026, with six facilities qualifying in 2025, inclusive of three non-CCS facilities. In addition, we are collaborating with global partners to explore innovative options for carbon use where pipeline transport or direct injection may not be feasible. Reducing the CI of our fuel ethanol could allow us to benefit from state and federal clean fuel programs, including LCFS and federal tax credits under the IRA and OBBB, and could position our low-carbon ethanol as a potential feedstock for ATJ pathways to produce SAF.
We have installed and are operating FQT MSC™ technology at four of our biorefineries. Through our value-added ingredients initiative, we produce Ultra-High Protein, a feed ingredient with protein concentrations of 50% or greater and yeast concentrations of 25%, and increase production of renewable corn oil. We successfully completed full scale 60% protein production runs using FQT's MSC™ system, which is our new specialty feed ingredient branded as Sequence™.
In September 2022, we broke ground at our biorefinery in Shenandoah, Iowa, as the first location to deploy FQT's CST™ at commercial scale, and during 2024 the company successfully commissioned the CST™ equipment in the Shenandoah facility. FQT's CST™ technology allows for the production of both food and industrial grade dextrose at a dry mill ethanol plant to target applications in food production, in addition to serving as a feedstock for renewable chemicals and synthetic biology. The facility has a rated capacity of 60 million pounds of product per year. The facility has been idled since the first quarter of 2025 as the company focuses on optimizing its product mix to maximize current returns. The decision to temporarily pause operations presents an opportunity to make some related infrastructure improvements, which would require additional investment.
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

In July 2023, we announced a technology collaboration with Equilon Enterprises LLC, which allows us to use FQT’s precision separation and processing technology with Shell Fiber Conversion Technology. The two technologies will combine fermentation, mechanical separation and processing, and fiber conversion into one platform. This has the potential to create a new process to liberate nearly all available distillers corn oil currently bound in the fiber fraction of the corn kernel, generate cellulosic sugars for production of low-carbon ethanol, and enhance and expand available high protein to produce high-quality ingredients for global animal feed diets. The large-scale demonstration facility is operational and technology and product development has continued to advance through 2025.
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
According to the EIA, domestic ethanol production averaged 1.1 million barrels per day during both 2025 and 2024. Refiner and blender input volume was 893 thousand barrels per day for 2025, which was consistent with the 895 thousand barrels per day in 2024. Gasoline demand was consistent compared to the prior year at 8,802 thousand barrels per day in 2025. U.S. domestic ethanol ending stocks decreased by approximately 0.7 million barrels compared to the prior year to 22.9 million barrels as of December 31, 2025.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through October 31, 2025, were approximately 1,750 mmg, which was 14% higher than 1,532 mmg for the same period of 2024. Canada was the largest export destination for U.S. ethanol accounting for approximately 37% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, the United Kingdom, India and Columbia accounted for approximately 16%, 9%, 9% and 6%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.1 to 2.3 billion gallons in 2026, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
We continue to believe that over time demand will outpace supply leading to higher co-product returns. Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow precipitously since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the fourth quarter of 2025, soybean crush was 669 million bushels, up 69 million bushels from the 600 million bushels crushed during the fourth quarter of 2024. Soybean oil stocks were at 1.64 billion pounds as of December 31, 2025, which was up from the 1.24 billion pounds of stocks as of December 31, 2024. Soybean meal production was 15.9 million short tons for the fourth quarter of 2025, up from the 14.2 million short tons from the same period in the prior year.

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
Federal and foreign mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs, availability of higher ethanol blends and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the way in which the EPA implements the Corporate Average Fuel Economy (CAFE) standards has fluctuated between further incentivizing EV production and being more accommodating to liquid fuels, depending on the administration. Sales of EVs in the U.S. were approximately 1.3 million vehicles during 2025, which represented approximately 7.8% of new vehicles sales, up from 8.1% in 2024. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The Clean Fuel Production Credit under Section 45Z of the Internal Revenue Code was enacted as part of the Inflation Reduction Act of 2022 and subsequently amended by the One Big Beautiful Bill Act of 2025 (“OBBB”). Section 45Z provides a production tax credit for domestically produced transportation fuel with lifecycle greenhouse gas emissions below a specified threshold for fuel produced after December 31, 2024 and sold before January 1, 2030. The value of the credit is determined based on the fuel’s CI score, subject to prevailing wage and apprenticeship requirements, and may be transferred to third parties.
On February 3, 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations governing administration of the Section 45Z Clean Fuel Production Credit. The proposed regulations provide guidance on credit eligibility, emissions rate determination, registration and certification requirements, and implementation of amendments made by the OBBB. Among other things, the proposed regulations (i) limit eligible feedstocks to those grown or produced in the United States, Canada, or Mexico; (ii) eliminate indirect land use change (“iLUC”) from CI calculations; (iii) prohibit negative emissions rates except in limited circumstances; (iv) include anti‑abuse and prohibited foreign entity provisions; (v) allow credit eligibility for fuel sold through intermediaries and, in certain circumstances, related parties; and (vi) require use of the most current Treasury‑approved 45Z‑GREET lifecycle analysis model. The proposed regulations remain subject to a 60 day comment period. The final form of these regulations, including future updates to the 45Z‑GREET model and integration of climate‑smart agricultural practices, may or may not reflect the guidance in the proposed regulations and could materially impact the value of the credit and our ability to benefit from it.
The Inflation Reduction Act also expanded the carbon capture and sequestration credit under Section 45Q of the Internal Revenue Code to $85 per metric ton of carbon dioxide permanently sequestered. However, Section 45Q credits generally cannot be claimed on the same emissions reductions used to calculate Section 45Z credits, which may affect the economics and timing of carbon capture investments.
The RFS sets a floor for biofuels use in the United States. In June 2025, the EPA proposed RVOs for 2026 and 2027, setting the implied conventional ethanol levels at 15 billion gallons for 2026 and 2027. The EPA also proposed an increase in biomass based diesel volumes setting the volumes at 5.61 billion for 2026 and 5.86 billion for 2027. The EPA proposed that any foreign produced fuel or fuel produced with foreign feedstocks would only generate 50% of the RIN value. In September 2025, the EPA issued a supplemental RVO proposal to reallocate 2023-2025 volumes waived by SREs. They co-proposed two options: 50% or 100% reallocation. Final 2026-2027 RVOs have not been published as of this filing.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. On October 21, 2024, the U.S. Supreme Court agreed to review the various Circuit Court rulings on SREs to determine the proper venue. In June 2025, the U.S. Supreme Court ruled that legal challenges to EPA SRE decisions must be brought exclusively in the U.S. Court of Appeals for the District of Columbia, resolving prior conflicting appellate court decisions and limiting venue selection in future SRE litigation. While this ruling provides greater procedural certainty, ongoing litigation and future EPA policy regarding SREs could continue to impact RFS implementation and market dynamics.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2025 driving season marking the seventh consecutive year that E15 is able to be sold year-round nationwide. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states beginning with the 2025 summer driving season, which would have the practical effect of allowing for E15 to be sold year- round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment capable of dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The IRA provided for an additional $500 million in USDA grants for biofuel infrastructure. On June 26, 2023, the USDA announced the initial $50 million in awards, and laid out a process for distributing the remaining $450 million, with $90 million being made available each quarter.
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
Accounting for Income Taxes
We adopted a new accounting policy related to the recognition, measurement, and presentation of transferable Clean Fuel Production Credits under Section 45Z of the Internal Revenue Code. In accordance with ASC 740, Accounting for Income Taxes, accounting guidance states it is most appropriate to apply ASC 740 to nonrefundable transferable tax credits. Under ASC 740, a company should recognize tax credits when it is “more-likely-than-not” ("MLTN") the underlying qualifying activity has occurred giving rise to the credit, and the company expects to earn and use or sell the tax credit. If it is uncertain whether the company will be able to use or sell the credit, a valuation allowance is established against the deferred tax asset. We have determined that it is MLTN the underlying qualifying activity has occurred to earn the tax credit and therefore, recognized a tax benefit for gallons produced and sold at certain qualifying plants during the year ended December 31, 2025.
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
Components of Revenues and Expenses
Revenues. For our ethanol production segment, our revenues are derived primarily from the sale of ethanol, distillers grains, Ultra-High Protein and renewable corn oil. For our agribusiness and energy services segment, our primary sources of revenue include sales of distillers grains and renewable corn oil that we market for our ethanol plants, in which we earn a marketing fee. Our agribusiness and energy services segment also marketed ethanol produced by the plants until April 2025, when the company executed an agreement for Eco-Energy, LLC to market this production. This segment's revenues also contain sales of ethanol we marketed for a third-party, which ceased in April of 2025, and Ultra-High Protein we marketed for a third-party, which ceased in October of 2025, and sales of other commodities purchased in the open market. The vast majority of our revenues are from forward contracts accounted for as derivatives under ASC 815 as disclosed in the tables within Note 3 - Revenue and Note 10 - Derivative Financial Instruments included in the notes to the audited consolidated financial statements included herein. Revenues include net gains or losses from derivatives related to products sold.
Cost of Goods Sold. For our ethanol production segment, cost of goods sold includes materials, direct labor, shipping and plant overhead costs. Materials include the cost of corn feedstock, natural gas, denaturant and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of personnel involved in ethanol production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, repairs and maintenance, and outbound freight charges.
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
Gain on Sale of Assets. We completed the sale of the ethanol plant located in Rives, Tennessee in September 2025, resulting in a pretax gain of $35.8 million recorded at the corporate level. We also completed the sale of our 75% interest in Proventus LLC in May of 2025, resulting in a pretax loss of $4.0 million recorded at the corporate level. We completed the sale of the terminal located in Birmingham, Alabama in September 2024, resulting in a pretax gain of $30.7 million recorded at the corporate level. We also completed the sale of the ethanol plant located in Atkinson, Nebraska in September 2023, resulting in a pretax gain of $4.1 million recorded at the corporate level.
Other Income (Expense). Other income (expense) includes interest earned, interest expense, inclusive of losses from debt extinguishments of $36.9 million for the year ended December 31, 2025, and other non-operating items including $3.4 million of grants received from the USDA for the year ended December 31, 2023 related to the Biofuel Producer Program.
Income (Loss) from Equity Method Investees, Net of Income Taxes. Income (loss) from equity method investees, net of income taxes represents our proportional share of earnings from our equity method investees and includes a pretax loss on the sale of our 50% investment in GP Turnkey Tharaldson of $26.9 million for the year ended December 31, 2025.
Income Tax Benefit (Expense). Income tax benefit (expense) includes clean fuel production tax credits allowable under the IRA and OBBB. The credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the company's CI score to date and the expected sales price of the credits.
Results of Operations
We maintained an average utilization rate of approximately 82%, or 94% excluding Fairmont, of capacity during 2025, compared with 87% of capacity for the prior year, with both years measured using our updated capacity as discussed in Item 1 of this filing. Our operating strategy is to transform our company to a value-add agricultural technology company creating lower carbon, high-value ingredients from existing resources. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable co-products we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
Comparability
The following summarizes various events that affect the comparability of our operating results for the past three years:

•September 2025	Sale of ethanol plant in Rives, Tennessee (or the "Obion Transaction")
•April 2025	Ceasing of a third-party ethanol marketing agreement effective April 1, 2025
•January 2025	Began generating Section 45Z clean fuel production tax credits
•January 2025	Began corporate restructuring and cost savings initiatives lasting throughout 2025
•January 2025	Idling of ethanol plant in Fairmont, Minnesota
•September 2024	Sale of terminal located in Birmingham, Alabama
•September 2023	Sale of ethanol plant located in Atkinson, Nebraska
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 7, 2025.

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
The selected operating segment financial information are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
Ethanol production
Revenues from external customers	$1,900,999	$2,063,382	$2,819,986
Intersegment revenues	859	3,707	4,555
Total segment revenues	1,901,858	2,067,089	2,824,541
Agribusiness and energy services
Revenues from external customers	190,681	395,414	475,757
Intersegment revenues	22,662	25,693	25,146
Total segment revenues	213,343	421,107	500,903
Revenues including intersegment activity	2,115,201	2,488,196	3,325,444
Intersegment eliminations	(23,521)	(29,400)	(29,701)
	$2,091,680	$2,458,796	$3,295,743

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold
Ethanol production	$1,804,279	$1,983,460	$2,705,917
Agribusiness and energy services	173,996	374,286	454,776
Intersegment eliminations	(23,521)	(29,400)	(29,701)
	$1,954,754	$2,328,346	$3,130,992

	Year Ended December 31,
	2025	2024	2023
Gross margin
Ethanol production (1)(2)	$97,579	$83,629	$118,624
Agribusiness and energy services	39,347	46,821	46,127
	$136,926	$130,450	$164,751

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization
Ethanol production	$90,553	$82,784	$92,712
Agribusiness and energy services (3)	4,741	2,185	2,360
Corporate activities (4)	3,140	5,618	3,172
	$98,434	$90,587	$98,244

	Year Ended December 31,
	2025	2024	2023
Operating income (loss)
Ethanol production (1)(2)(5)	$(55,482)	$(40,758)	$(19,958)
Agribusiness and energy services (3)	20,660	28,156	28,100
Corporate activities (4)(6)(7)	(32,426)	(34,857)	(69,720)
	$(67,248)	$(47,459)	$(61,578)
(1)Ethanol production includes inventory lower of cost or net realizable value adjustments of $1.5 million, $2.1 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the year ended December 31, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the year ended December 31, 2025.
(4)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the year ended December 31, 2024.
(5)Ethanol production includes impairment of assets held for sale of $14.6 million for the year ended December 31, 2025.
(6)Corporate activities includes $16.1 million of restructuring costs for the year ended December 31, 2025, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities for the years ended December 31, 2025 and 2024 include a pretax gain on sale of assets, net of $31.5 million and $30.7 million, respectively.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs, net gain on sale of assets, loss on sale of equity method investment, impairment of assets held for sale, our proportional share of EBITDA adjustments of our equity method investees, 45Z production tax credits, and other (income) expense related to liability-based warrant expense and the USDA COVID-19 relief grants. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(121,000)	$(81,189)	$(76,299)
Interest expense	76,668	33,095	37,703
Income tax expense (benefit), net of equity method income taxes	(52,419)	5,153	(5,617)
Depreciation and amortization (1)	98,434	90,587	98,244
EBITDA	1,683	47,646	54,031
Restructuring costs	24,341	—	—
Gain on sale of assets, net	(31,535)	(30,723)	(5,265)
Impairment of assets held for sale	14,562	—	—
Other (income) expense (2)	2,025	—	(3,440)
45Z production tax credits (3)	54,161	—	—
Loss on sale of equity method investment	26,856	—	—
Proportional share of EBITDA adjustments to equity method investees	1,918	1,792	180
Adjusted EBITDA	$94,011	$18,715	$45,506
(1)Excludes the amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other (income) expense for the year ended December 31, 2025 includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations, while the year ended December 31, 2023 includes grants received from the USDA related to the Biofuel Producer Program of $3.4 million.
(3)45Z production tax credits are recorded in income tax benefit on the consolidated statements of operations for the year ended December 31, 2025.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA:
Ethanol production (1)	$33,247	$39,645	$78,561
Agribusiness and energy services	25,661	31,935	31,689
Corporate activities (2)(3)	(57,225)	(23,934)	(56,219)
EBITDA	1,683	47,646	54,031
Restructuring costs	24,341	—	—
Gain on sale of assets, net	(31,535)	(30,723)	(5,265)
Impairment of assets held for sale	14,562	—	—
Other (income) expense (4)	2,025	—	(3,440)
45Z production tax credits (5)	54,161	—	—
Loss on sale of equity method investment	26,856	—	—
Proportional share of EBITDA adjustments to equity method investees	1,918	1,792	180
Adjusted EBITDA	$94,011	$18,715	$45,506
(1)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the year ended December 31, 2025, offset by impairment of assets held for sale of $14.6 million for the year ended December 31, 2025, and an inventory lower of cost or net realizable value adjustment of $1.5 million, $2.1 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)Corporate activities includes $16.1 million of restructuring costs for the year ended December 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(3)Corporate activities include a net pretax gain on sale of assets of $31.5 million for the year ended December 31, 2025, and a pretax loss on the sale of equity method investment of $26.9 million for the same period. Corporate activities include a net pretax gain on sale of assets of $30.7 million for the year ended December 31, 2024.
(4)Other (income) expense for the year ended December 31, 2025 includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations, while the year ended December 31, 2023 includes grants received from the USDA related to the Biofuel Producer Program of $3.4 million.
(5)45Z production tax credits are recorded in income tax benefit on the consolidated statements of operations for the year ended December 31, 2025.

Total assets by segment are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Total assets (1)
Ethanol production	$1,133,246	$1,234,635
Agribusiness and energy services	278,222	412,006
Corporate assets	173,481	143,716
Intersegment eliminations	(6,553)	(8,183)
	$1,578,396	$1,782,174
(1)Asset balances by segment exclude intercompany balances.
Year Ended December 31, 2025 compared with the Year Ended December 31, 2024
Consolidated Results
Consolidated revenues decreased $367.1 million in 2025 compared with 2024 primarily as a result of lower ethanol volumes sold, as well as the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025.
Net loss increased $39.8 million in 2025 compared with 2024 primarily due to $36.9 million of non-recurring interest expense related to the junior mezzanine notes extinguished and the convertible notes exchange in 2025, a $26.9 million loss on sale of equity method investment and non-recurring restructuring costs of $24.3 million, partially offset by the recognition of $54.2 million of 45Z production tax credits in 2025. Adjusted EBITDA increased $75.3 million in 2025 compared with 2024 primarily due to $54.2 million of year-to-date Section 45Z production tax credit value net of discounts recorded as income tax benefit in 2025. Interest expense increased $43.6 million in 2025 compared with 2024 driven primarily by the refinancing and extinguishment of the Junior Notes and the convertible notes exchange in 2025. Income tax benefit, including income tax benefit from equity method investees, was $52.4 million in 2025 compared to an income tax expense of $5.2 million in 2024 with the change primarily due to the recognition of $54.2 million of 45Z production tax credits in 2025.
The following discussion provides greater detail about our segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Year Ended December 31,
	2025	2024

Ethanol (thousands of gallons)	764,940	846,226
Distillers grains (thousands of equivalent dried tons)	1,625	1,890
Ultra-High Protein (thousands of tons)	265	248
Renewable corn oil (thousands of pounds)	266,411	290,801
Corn (thousands of bushels)	258,568	289,454
Revenues in our ethanol production segment decreased $165.2 million in 2025 compared with 2024 primarily due to lower ethanol, distillers grains, and renewable corn oil volumes sold resulting in decreased revenues of $145.1 million, $39.8 million and $11.5 million, respectively, in addition to lower average selling prices of distillers grains resulting in decreased revenues of $18.9 million, partially offset by higher weighted average selling prices of ethanol and renewable corn oil volumes sold resulting in increased revenues of $20.2 million and $27.7 million, respectively, as well as $22.6 million related to a one-time sale of accumulated RINs. Revenues also decreased as a result of hedging activities by $21.7 million.

Cost of goods sold in our ethanol production segment decreased $179.2 million for 2025 compared with 2024 primarily due to lower corn volumes processed, lower freight costs, lower repair and maintenance costs, lower chemical costs and hedging activities resulting in decreases of $137.5 million, $80.7 million, $12.6 million, $4.8 million and $1.2 million, respectively, partially offset by higher ethanol volumes purchased and higher weighted average corn prices resulting in increased costs of $52.5 million and $17.5 million, respectively.
Operating loss in our ethanol production segment increased $14.7 million in 2025 compared with 2024 primarily due to impact to margins as outlined above, impairment of assets held for sale of $14.6 million, an increase in depreciation and amortization expense of $7.8 million as a result of additional assets being placed in service and non-recurring increased personnel costs as a result of restructuring.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $207.8 million while operating income decreased $7.5 million in 2025 compared with 2024. The decrease in revenues was primarily a result of the company ceasing a third-party ethanol marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025. Operating income decreased primarily as a result of the impairment of property and equipment of $3.1 million as well as non-recurring increased personnel costs as a result of restructuring in 2025.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $5.9 million for 2025 compared with 2024 primarily due to decreased freight revenue associated with the ethanol production segment as well as decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating loss was impacted by a decrease in corporate activities of $2.4 million for 2025 compared with 2024, which was primarily due to an increase in gain on sale of assets and a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiative, partially offset by non-recurring increased personnel costs as a result of restructuring.
Income Taxes
We recorded income tax benefit, including income tax benefit from equity method investees of $52.4 million for 2025 compared to an income tax expense of $5.2 million in 2024 with the change primarily due to the recognition in 2025 of 45Z production tax credits.
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
On December 31, 2025, we had $182.3 million in cash and cash equivalents and $47.8 million in restricted cash. We also had $325.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions based specifically on the availability of sufficient eligible collateral to support additional borrowings. Total corporate liquidity consisting of unrestricted cash and distributable cash from subsidiaries was $138.5 million as of December 31, 2025. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At December 31, 2025, our subsidiaries had approximately $36.8 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by (used in) operating activities was $110.9 million in 2025 compared to $(30.0) million in 2024. Operating activities compared to the prior year were primarily affected by lower receivable and inventory balances due to a shortened cash conversion cycle resulting from the marketing agreement with Eco-Energy, LLC. This improvement was partially offset by a higher net loss compared to the prior year. Net cash provided by (used in) investing activities was $162.1 million in 2025 compared to $(62.1) million in 2024 primarily due to increases in proceeds from sale of assets and equity method investment, partially offset by decreases in capital expenditures. Net cash used in financing activities was $252.3 million in 2025 compared to $77.4 million in 2024 primarily due to the repayment of the Junior Notes, payments for repurchase of common stock and higher net payments on the revolver, partially offset by the prior period extinguishment of non-controlling interest when compared to 2024.
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
We incurred net capital expenditures of $37.2 million in 2025, related to various capital projects. The current projected estimate for capital spending related to maintenance, environmental, health and safety is approximately $15 million to $25 million in 2026, which is subject to review prior to the initiation of any project, and expected to be financed with cash on hand and with cash provided by operating activities. We expect additional capital spending related to growth projects during 2026.
The company financed the CCS projects at its three Nebraska plants. The company anticipates payments to begin in 2026 and projects annualized payments of $17.1 million.
The company recognized $54.2 million of income tax benefit related to 45Z production tax credits during the year ended December 31, 2025. Based on current production outlook and eligible gallons the company expects to generate at least $188 million of 45Z-related of adjusted EBITDA, net of discounts and applicable operating expenses, for the year ended December 31, 2026. This is subject to change based on actual production volumes and CI factors at eligible plants.
During the year ended December 31, 2025, the company recognized a loss on debt extinguishment of $36.9 million, which was recorded within interest expense on the consolidated statements of operations. Further, on October 27, 2025 the company completed a $200.0 million convertible note exchange resulting in $170.0 million of the 2.25% senior notes due 2027 being extinguished. The interest rate on the new convertible notes due 2030 is 5.25%. When considering the extinguishment of the Junior Notes, the increased interest rate on convertible notes, the increased amount of outstanding convertible notes and anticipated interest expense related to the carbon equipment financing, the company expects annualized interest expense of approximately $30 to $35 million for the year ended December 31, 2026. This estimate is subject to change based on actual working capital revolver usage and market interest rates in future periods.
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
Our board of directors authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. On October 27, 2025, in conjunction with the privately negotiated exchange and subscription agreements for the 2030 Notes, the company repurchased 2.9 million shares of its common stock for a total of $30.0 million under the repurchase program. No other repurchase was made during 2025. We did not repurchase any common stock in 2024 or 2023. To date, we have repurchased approximately 10.3 million shares of common stock for approximately $122.8 million under the program. At February 10, 2026, $77.2 million in share repurchase authorization remained.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity, expand our business or acquire businesses.

Debt
We were in compliance with our debt covenants at December 31, 2025. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027 (the "2027 Notes"). The 2027 Notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2027 Notes for redemption. We may settle the 2027 Notes in cash, common stock or a combination of cash and common stock.
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). $200 million in aggregate principal amount of the 2030 Notes is now outstanding, and $60 million in aggregate principal amount of the 2027 Notes remains outstanding with existing terms unchanged. The 2030 Notes will bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes will be general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At December 31, 2025, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes was $60.0 million and $200.0 million, respectively.
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
Ethanol Production Segment
On September 25, 2025, proceeds from the Obion Transaction were used to fully retire the Junior Notes. The Junior Notes were originally issued on February 9, 2021, by Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon for $125.0 million due February 2026 with BlackRock. The Junior Notes were secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. On May 7, 2025 the Junior Notes were amended to give the company additional flexibility in order to continue the implementation of our strategic plan, which extended the maturity date from February 9, 2026 to May 15, 2026, with an amendment fee of 2.0% added to the principal balance of the Junior Notes, payable at the maturity date. Further, the strike price of warrants previously issued in conjunction with the Junior Notes was revised from $22.00 to $0.01 and the maturity date extended from April 28, 2026 to December 31, 2029. As of July 31, 2025, the Junior Notes also were secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC.
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
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. During the second quarter of 2024, the agreement was modified to remove the Wood River facility from the assets considered to be secured under the loan agreement and Green Plains Wood River was removed as a counterparty to the loan agreement. At December 31, 2025, the outstanding principal balance was $70.1 million on the loan and the interest rate was 6.52%.
On and after July 24, 2023, Green Plains York Capture Company LLC, a wholly-owned subsidiary of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the Company’s York, Nebraska ethanol facility. Under the agreements, Green Plains York Capture Company LLC is obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return (IRR) on its investment. As of December 31, 2025, this project has met criteria for substantial completion and is classified as debt. The total estimated value of this debt recorded on the balance sheet is $34.5 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the Green Plains York Capture Company LLC. Green Plains Inc. further supports the obligation through a Parent Guaranty, under which it unconditionally guarantees Green Plains York Capture Company LLC’s performance and payment obligations. Green Plains York Capture Company LLC may pre-repay the obligation early by providing Tallgrass at least ninety days prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered internal rate of return on its investments.
The total spend related to the other two Nebraska CCS construction projects has been recorded within carbon equipment liabilities on the consolidated balance sheets. While fully operational as of December 31, 2025, these two projects did not reach substantial completion until January of 2026. The amounts presented as carbon equipment liabilities as of December 31, 2025 will be reclassified and presented as debt on the consolidated balance sheets in January of 2026.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade have total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. The facility matures in March 2027. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the facility. The unused portion of the facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At December 31, 2025, the outstanding principal balance was $25.0 million on the facility and the interest rate was 7.48%.
Green Plains Commodity Management has an uncommitted secured revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2025, the outstanding principal balance was $8.6 million on the facility and the interest rate was 5.46%.

Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2025.
Refer to Note 11 – Debt included in the notes to the audited consolidated financial statements included herein for more information about our debt.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2025 totaled $72.3 million. As of December 31, 2025, we had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $202.2 million, future commitments for storage and transportation valued at approximately $31.4 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $104.2 million. Refer to Note 16 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk.
We use various financial instruments to manage and reduce our exposure to various market risks, including changes in commodity prices and interest rates. We conduct the majority of our business in U.S. dollars and are not currently exposed to material foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At December 31, 2025, we had $408.1 million in debt, $33.6 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.3 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. For the year ended December 31, 2025, revenues included net losses of $12.9 million and cost of goods sold included net losses of $6.1 million associated with derivative instruments.

Ethanol Production Segment
In the ethanol production segment, net gains and losses from settled derivative instruments are offset by physical commodity purchases or sales to achieve the intended operating margins. To reduce commodity price risk caused by market fluctuations, we enter into exchange-traded futures and options contracts that serve as economic hedges.
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on December 31, 2025, are as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price

Ethanol	730,000	Gallons	$81,682
Corn	246,000	Bushels	$80,648
Distillers grains (2)	1,710	Tons (3)	$16,902
Renewable corn oil	254,000	Pounds	$9,362
Natural gas	19,900	MmBTU	$4,360

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
Under the supervision of and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2025, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Green Plains Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Omaha, Nebraska
February 10, 2026

Item 9B. Other Information.
During the year ended December 31, 2025, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information in our Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) under “Corporate Governance,” “Proposal 1 – Election of Directors,” “Executive Officers,” and under the subheading “Executive Compensation—Compensation Disclosure and Analysis—Compensation Policies and Procedures—Insider Trading Policy” is incorporated by reference.
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
**2.1(a)
Asset Purchase Agreement among Hereford Ethanol Partners, L.P. and Green Plains Hereford LLC, dated December 11, 2020 (incorporated herein by reference to Exhibit 2.9(a) to the company's Annual Report on Form 10-K filed on February 16, 2021)

2.1(b)
Asset Purchase Agreement, dated December 14, 2020, by and among Green Plains LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Hereford LLC. (incorporated herein by reference to Exhibit 2.2 to the company's Current Report on Form 8-K filed on December 15, 2020).

**2.2
Agreement and Plan of Merger, dated September 16, 2023, by and among Green Plains Inc., GPLP Holdings Inc., GPLP Merger Sub LLC, Green Plains Holdings LLC and Green Plains Partners LP. (incorporated herein by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed September 18, 2023).

**2.3(a)
Asset Purchase Agreement, dated August 22, 2025, by and among Green Plains Obion LLC and POET Biorefining - Obion, LLC. (incorporated herein by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on August 27, 2025)

**2.3(b)
First Amendment to Asset Purchase Agreement, dated September 25, 2025 by and between Green Plains Obion LLC and POET Biorefining - Obion, LLC (incorporated herein by reference to Exhibit 2.1(b) to the company's Quarterly Report on Form 10-Q filed on November 5, 2025)

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

4.1(b)
First Supplemental Indenture relating to the 2.25% Convertible Senior Notes due 2027, dated as of March 1, 2021, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 1, 2021)

4.1(c)	Form of Global Note representing 2.25% Convertible Senior Notes due 2027 (included as a part of Exhibit 4.3(b)).
4.2
Indenture relating to the 4.00% Convertible Senior Notes due 2024, dated as of June 21, 2019, between Green Plains Inc. and Wilmington Trust, National Association, including the form of Global Note attached as Exhibit A thereto (incorporated herein by reference to Exhibit 4.1 of the company’s Current Report on Form 8-K filed on June 21, 2019)

4.3	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.1 of the company’s Quarterly Report on Form 10-Q filed on May 3, 2024)
**4.4(a)
Indenture, dated October 27, 2025, between Green Plains Inc. and Wilmington Trust, National Association, as trustee. (incorporated herein by reference to Exhibit 4.1 to the company's Current Report on Form 8-K filed on October 28, 2025)

**4.4(b)
Form of Global Note representing 5.25% Convertible Senior Notes due 2030 (included as a part of Exhibit 4.4(a) of this Form 10-K). (incorporated herein by reference to Exhibit 4.1 to the company's Current Report on Form 8-K filed on October 28, 2025)

10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.53 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)
*10.2(a)
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker dated May 7, 2008 (incorporated herein by reference to Exhibit 10.54 of the company’s Registration Statement on Form S-4/A filed August 1, 2008)

*10.2(b)
Amendment No. 1 to Employment Agreement by and between Green Plains Renewable Energy, Inc. and Todd Becker, dated December 18, 2009. (incorporated herein by reference to Exhibit 10.7(b) of the company’s Annual Report on Form 10-K filed February 24, 2010)

*10.2(c)
Amendment No. 2 to Employment Agreement by and between Green Plains, Inc. and Todd Becker, dated March 27, 2018 (incorporated herein by reference to Exhibit 10.52 of the company’s Quarterly Report on Form 10-Q filed on May 7, 2018)

*10.2(d)
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Todd A. Becker, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.2(e)
Amendment No. 3 to Employment Agreement by and between Green Plains Inc. and Todd Becker dated December 1, 2024 (incorporated herein by reference to Exhibit 10.28 to the company's Annual Report on Form 10-K filed on February 7, 2025)

*10.2(f)
Executive Transition and Separation Agreement by and between Green Plains Inc. and Todd Becker effective March 1, 2025 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on February 28, 2025)

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
*10.5(a)
Employment Agreement by and between Green Plains Renewable Energy, Inc. and Patrich Simpkins dated April 1, 2012 (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 1, 2014)

*10.5(b)
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Patrich Simpkins, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.6(a)
Employment Agreement by and between Green Plains Inc. and Michelle S. Mapes dated February 3, 2020 (incorporated herein by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K filed February 20, 2020)

*10.6(b)
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Michelle Mapes, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.6(c)
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Michelle Mapes effective February 27, 2025 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K/A filed on March 4, 2025)

10.7(a)
Revolving Credit Facility, dated as of April 30, 2018, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q dated May 7, 2018)

10.7(b)
Amendment to Revolving Credit Facility, dated as of June 18, 2019, by and among Green Plains Commodity Management LLC and Macquarie Bank Limited (incorporated herein by reference to Exhibit 10.24(b) of the company’s Annual Report on Form 10-K filed February 20, 2020)

10.7(c)
Second Amendment to Revolving Credit Facility, dated as of November 24, 2021, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.7(d)
Third Amendment to Revolving Credit Facility, dated as of February 20, 2022, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.2 of the company’s Quarterly Report on Form 10-Q filed May 4, 2023)

10.7(e)
Fourth Amendment to Revolving Credit Facility, dated as of June 18, 2025, by and among Green Plains Commodity Management LLC, Macquarie Bank Limited and Macquarie Futures USA LLC (incorporated herein by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

10.8(a)
Loan Agreement dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(b)
Delayed Draw Term Promissory Note dated September 3, 2020 by and among Green Plains Wood River LLC and Green Plains Shenandoah LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(c)
Loan Guaranty Agreement dated September 3, 2020 by and among Green Plains Inc, as the Guarantor, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(d)
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Wood River LLC, as the Trustor, and MetLife Real Estate Lending LLC, as the Beneficiary (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(e)
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated September 3, 2020 by and among Green Plains Shenandoah LLC, as the Borrower, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on September 8, 2020)

10.8(f)
Modification to the Loan Agreement, dated May 24, 2024, by and among Green Plains Wood River LLC, and Green Plains Shenandoah, LLC, as the Borrowers, and MetLife Real Estate Lending LLC, as the Lender (incorporated herein by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q filed August 6, 2024)

**10.9(a)
Note Purchase Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Issuer, Green Plains Inc., as Guarantor, and Purchasers signatory thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed on February 12, 2021)

**10.9(b)
Pledge and Security Agreement dated February 9, 2021 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.2 to the company’s Current Report on Form 8-K filed on February 12, 2021)

**10.9(c)
Indenture dated February 9, 2021 by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee. (incorporated herein by reference to Exhibit 10.3 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(d)
First Priority Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Mount Vernon LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.4 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(e)
First Priority Deed of Trust, Assignment of Leases and Rents, Security Agreement and Financing Statement from Green Plains Obion LLC, as Mortgagor and Wilmington Trust, National Association, as Mortgagee. (incorporated herein by reference to Exhibit 10.5 to the company’s Current Report on Form 8-K filed on February 12, 2021)

10.9(f)
First Supplemental Indenture, dated May 7, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(g)
Guarantee Agreement, dated as of May 7, 2025, between Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor, each of the entities listed on Exhibit A as Additional Guarantors, and Wilmington Trust, National Association, as Trustee, under the Indenture, dated as of February 9, 2021, as amended by Amendment No. 1 dated May 13, 2022 and as supplemented by the first supplemental indenture, dated May 7, 2025 (incorporated herein by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(h)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10.10(a) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(i)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (incorporated herein by reference to Exhibit 10.10(b) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(j)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (incorporated herein by reference to Exhibit 10.10(c) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(k)
Second Amended and Restated Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.10(d) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.9(l)
Amended and Restated Indenture, dated August 10, 2025, related to Note Purchase Agreement dated February 9, 2021, by Green Plains SPE LLC, as Issuer, Green Plains Inc., as Guarantor and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(m)
Subscription Agreement, dated August 10, 2025, by and between Green Plains Inc., BlackRock Global Allocation Fund, Inc., BlackRock Global Allocation Collective Fund, BlackRock Total Return Bond Fund, and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.12 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(n)
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains Inc. and its subsidiaries, individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(o)
Amended and Restated Pledge and Security Agreement dated August 10, 2025 by and among Green Plains SPE LLC, as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.14 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(p)
Pledge and Security Agreement dated August 10, 2025 by and among Green Plains York Capture Company LLC, Green Plains Wood River Capture Company LLC and Green Plains Central City Capture Company LLC individually and/or collectively as the Pledgor, in favor of Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(q)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10.16(a) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(r)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (incorporated herein by reference to Exhibit 10.16(b) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(s)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 10.16(c) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.9(t)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated August 10, 2025, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (incorporated herein by reference to Exhibit 10.16(d) to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

**10.10(a)
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

**10.10(b)
First Amendment to Loan and Security Agreement, dated April 14, 2025, related to Loan and Security Agreement dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.7 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

*10.11
Green Plains Inc. Executive Change in Control Severance Plan, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

*10.12	Green Plains Inc. Director Compensation Program (incorporated herein by reference to Exhibit 10.31 to the company's Annual Report on Form 10-K filed on February 9, 2024)
*10.13	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.32 to the company's Annual Report on Form 10-K filed on February 9, 2024)
10.14
Cooperation Agreement, dated February 6, 2024, by and among Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on February 7, 2024)

*10.15(a)
Employment Agreement by and between Green Plains Inc. and Grant Kadavy, dated October 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the company's Quarterly Report on Form 10-Q filed on May 3, 2024)

*10.15(b)
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Grant Kadavy, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.2 to the company's Quarterly Report on Form 10-Q filed on May 3, 2024)

*10.15(c)
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025 (incorporated herein by reference to Exhibit 10.29 to the company's Annual Report on Form 10-K filed on February 7, 2025)

*10.15(d)
Confidential Severance Agreement and Release by and between Green Plains Inc. and Grant Kadavy dated February 6, 2025 (incorporated herein by reference to Exhibit 10.30 to the company's Annual Report on Form 10-K filed on February 7, 2025)

*10.16(a)	Employment Agreement by and between Green Plains Inc. and Phil Boggs, dated December 2, 2021
*10.16(b)
Amendment No. 1 to Employment Agreement by and between Green Plains Inc. and Phil Boggs effective November 1, 2024 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K/A filed on November 15, 2024)

*10.16(c)
Executive Change in Control Severance Plan Participation Letter - Amended and Restated by and between Green Plains Inc. and Phil Boggs dated November 4, 2024 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K/A filed on November 15, 2024)

*10.16(d)	Confidential Severance Agreement and Release by and between Green Plains Inc. and Phil Boggs dated January 5, 2026
10.17
Cooperation Agreement, dated April 11, 2025, by and between Green Plains Inc. and Ancora Holdings Group, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 15, 2025)

**10.18
Ethanol Marketing Agreement, dated April 16, 2025, by and between Green Plains Trade Group LLC and Eco-Energy, LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 22, 2025)

10.19(a)
Secured Line of Credit Agreement, dated May 7, 2025 by Green Plains Inc., as Borrower, Green Plains Central City LLC, as Guarantor and Ancora Alternatives LLC, as Lender (incorporated herein by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.19(b)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst Institutional, LP (incorporated herein by reference to Exhibit 10.12(a) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.19(c)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Catalyst, LP (incorporated herein by reference to Exhibit 10.12(b) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.19(d)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin Institutional, LP (incorporated herein by reference to Exhibit 10.12(c) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.19(e)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Merlin, LP (incorporated herein by reference to Exhibit 10.12(d) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.19(f)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated May 7, 2025, by and between Green Plains Inc. and Ancora Bellator Fund, LP (incorporated herein by reference to Exhibit 10.12(e) to the company's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.20
Sale, Assignment and Assumption Agreement, dated June 30, 2025, by and between Green Plains Turnkey I LLC and Tharaldson Ethanol Plant I, LLC (incorporated herein by reference to Exhibit 10.10 to the company's Quarterly Report on Form 10-Q filed on August 11, 2025)

*10.21(a)
Employment Agreement by and between Green Plains Inc. and Chris Osowski, effective August 19, 2025 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on August 19, 2025)

*10.21(b)
Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Chris Osowski, dated August 2, 2023 (incorporated herein by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q filed on August 4, 2023)

10.22(a)
Tax Credit Purchase Agreement By and Between Green Plains Inc. and Freepoint Commodities C LLC (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on September 17, 2025)

10.22(b)	First Amendment to Tax Credit Purchase Agreement By and Between Green Plains Inc. and Freepoint Commodities C LLC effective December 10, 2025

*10.23(a)
Offer Letter by and between Green Plains Inc. and Ann Reis, dated December 10, 2025 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on January 5, 2026)

*10.23(b)
Employment Agreement by and between Green Plains Inc. and Ann Reis, effective January 6, 2026 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on January 5, 2026)

*10.24(a)
Offer Letter by and between Green Plains Inc. and Ryan Loneman, dated January 8, 2026 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on January 12, 2026)

*10.24(b)
Employment Agreement by and between Green Plains Inc. and Ryan Loneman, effective January 26, 2026 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on January 12, 2026)

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
101
The following information from Green Plains Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements and Financial Statement Schedule.

104	The cover page from Green Plains Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL
*	Represents management compensatory contracts
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

GREEN PLAINS INC
(Registrant)

Date: February 10, 2026	By:	/s/ Chris G. Osowski
Chris G. Osowski
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris G. Osowski	President and Chief Executive Officer	February 10, 2026
Chris G. Osowski	(Principal Executive Officer) and Director

/s/ Ann Reis	Chief Financial Officer (Principal Financial	February 10, 2026
Ann Reis	Officer and Principal Accounting Officer)

/s/ Jim Anderson	Chairman of the Board	February 10, 2026
Jim Anderson

/s/ Farha Aslam	Director	February 10, 2026
Farha Aslam

/s/ Steve Furcich	Director	February 10, 2026
Steve Furcich

/s/ Carl Grassi	Director	February 10, 2026
Carl Grassi

/s/ Brian D. Peterson	Director	February 10, 2026
Brian D. Peterson

/s/ Martin Salinas Jr.	Director	February 10, 2026
Martin Salinas Jr.

/s/ Patrick Sweeney	Director	February 10, 2026
Patrick Sweeney

/s/ Kimberly Wagner	Director	February 10, 2026
Kimberly Wagner

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Green Plains Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Green Plains Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair value of forward contracts
As discussed in Note 2 to the consolidated financial statements, the Company records forward contracts at fair value unless the contract qualifies for and the Company elects normal purchase or sale exceptions. The Company estimates a fair value based on exchange-quoted prices, adjusted as appropriate for regional location basis values, which represent differences in local markets including transportation as well as quality or grade differences. Basis values are generally determined using inputs from broker quotations or other market transactions. As of December 31, 2025, the recorded balances of the Company’s derivative assets and liabilities associated with forward contracts were $6,927 thousand and $7,901 thousand, respectively, and are classified as Level 2 assets and liabilities within Notes 5 and 10.
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
Omaha, Nebraska
February 10, 2026

GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$182,319	$173,041
Restricted cash	47,813	36,354
Accounts receivable, net of allowances of $801 and $80, respectively	74,374	94,901
Inventories	148,095	227,444
Prepaid expenses and other	18,117	27,138
Derivative financial instruments	11,494	10,154
Total current assets	482,212	569,032
Property and equipment, net	957,256	1,042,460
Operating lease right-of-use assets	63,849	72,161
Deferred income taxes, net	33,837	—
Other assets	41,242	98,521
Total assets	$1,578,396	$1,782,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$134,912	$154,817
Accrued and other liabilities	66,828	53,712
Derivative financial instruments	7,901	9,500
Operating lease current liabilities	21,557	24,711
Short-term notes payable and other borrowings	33,584	140,829
Current maturities of long-term debt	3,924	2,118
Total current liabilities	268,706	385,687
Long-term debt	361,992	432,460
Operating lease long-term liabilities	43,648	49,190
Carbon equipment liabilities	104,217	17,918
Other liabilities	27,862	22,382
Total liabilities	806,425	907,637

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 75,495,731 and 67,512,282 shares issued, and 69,828,077 and 64,707,223 shares outstanding, respectively	76	68
Additional paid-in capital	1,267,839	1,213,646
Retained deficit	(439,576)	(318,298)
Accumulated other comprehensive income (loss)	(618)	973
Treasury stock, 5,667,654 and 2,805,059 shares, respectively	(61,474)	(31,174)
Total Green Plains stockholders' equity	766,247	865,215
Noncontrolling interests	5,724	9,322
Total stockholders' equity	771,971	874,537
Total liabilities and stockholders' equity	$1,578,396	$1,782,174
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenues	$2,091,680	$2,458,796	$3,295,743

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	1,954,754	2,328,346	3,130,992
Selling, general and administrative expenses	122,713	118,045	133,350
Gain on sale of assets, net	(31,535)	(30,723)	(5,265)
Depreciation and amortization expenses	98,434	90,587	98,244
Impairment of assets held for sale	14,562	—	—
Total costs and expenses	2,158,928	2,506,255	3,357,321
Operating loss	(67,248)	(47,459)	(61,578)

Other income (expense)
Interest income	4,180	7,560	11,707
Interest expense	(76,668)	(33,095)	(37,703)
Other, net	(4,081)	1,696	5,225
Total other income (expense)	(76,569)	(23,839)	(20,771)
Loss before income taxes and income (loss) from equity method investees	(143,817)	(71,298)	(82,349)
Income tax benefit (expense)	51,746	(6,212)	5,617
Income (loss) from equity method investees, net of income taxes	(28,929)	(3,679)	433
Net loss	(121,000)	(81,189)	(76,299)
Net income attributable to noncontrolling interests	278	1,308	17,085
Net loss attributable to Green Plains	$(121,278)	$(82,497)	$(93,384)

Earnings per share
Net loss attributable to Green Plains - basic and diluted	$(1.80)	$(1.29)	$(1.59)

Weighted average shares outstanding
Basic and diluted	67,496	63,796	58,814
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(121,000)	$(81,189)	$(76,299)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax benefit (expense) of $3,065, $1,919 and $(2,021), respectively	(9,099)	(6,082)	6,348
Reclassification of realized losses on derivatives, net of tax benefit of ($2,529), ($3,223) and ($5,438), respectively	7,508	10,215	17,083
Total other comprehensive income (loss), net of tax	(1,591)	4,133	23,431
Comprehensive loss	(122,591)	(77,056)	(52,868)
Comprehensive income attributable to noncontrolling interests	278	1,308	17,085
Comprehensive loss attributable to Green Plains	$(122,869)	$(78,364)	$(69,953)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance, January 1, 2023	62,101	$62	$1,110,151	$(142,417)	$(26,591)	2,805	$(31,174)	$910,031	$151,035	$1,061,066
Net income (loss)	—	—	—	(93,384)	—	—	—	(93,384)	17,085	(76,299)
Cash dividends and distributions declared	—	—	—	—	—	—	—	—	(22,728)	(22,728)
Other comprehensive income before reclassification	—	—	—	—	6,348	—	—	6,348	—	6,348
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	17,083	—	—	17,083	—	17,083
Other comprehensive income, net of tax	—	—	—	—	23,431	—	—	23,431	—	23,431
Investment in subsidiaries	—	—	—	—	—	—	—	—	572	572
Stock-based compensation	226	—	3,655	—	—	—	—	3,655	359	4,014
Balance, December 31, 2023	62,327	62	1,113,806	(235,801)	(3,160)	2,805	(31,174)	843,733	146,323	990,056
Net income (loss)	—	—	—	(82,497)	—	—	—	(82,497)	1,308	(81,189)
Distributions declared	—	—	—	—	—	—	—	—	(5,165)	(5,165)
Other comprehensive loss before reclassification	—	—	—	—	(6,082)	—	—	(6,082)	—	(6,082)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	10,215	—	—	10,215	—	10,215
Other comprehensive income, net of tax	—	—	—	—	4,133	—	—	4,133	—	4,133
Partnership Merger	4,746	5	97,035	—	—	—	—	97,040	(133,765)	(36,725)
Investment in subsidiaries	—	—	(769)	—	—	—	—	(769)	621	(148)
Stock-based compensation	439	1	3,574	—	—	—	—	3,575	—	3,575
Balance, December 31, 2024	67,512	68	1,213,646	(318,298)	973	2,805	(31,174)	865,215	9,322	874,537
Net income (loss)	—	—	—	(121,278)	—	—	—	(121,278)	278	(121,000)
Distributions declared	—	—	—	—	—	—	—	—	(1,256)	(1,256)
Other comprehensive loss before reclassification	—	—	—	—	(9,099)	—	—	(9,099)	—	(9,099)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	7,508	—	—	7,508	—	7,508
Other comprehensive loss, net of tax	—	—	—	—	(1,591)	—	—	(1,591)	—	(1,591)
Investment in subsidiaries	—	—	—	—	—	—	—	—	1,914	1,914
Proventus disposition	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Issuance of warrants	—	—	24,131	—	—	—	—	24,131	—	24,131
Modification of warrants	—	—	7,520	—	—	—	—	7,520	—	7,520
Exercise of warrants	7,050	7	7,575	—	—	—	—	7,582	—	7,582
Share repurchase	—	—	—	—	—	2,863	(30,300)	(30,300)	—	(30,300)
Stock-based compensation	940	1	14,967	—	—	—	—	14,968	—	14,968
Balance, December 31, 2025	75,502	$76	$1,267,839	$(439,576)	$(618)	5,668	$(61,474)	$766,247	$5,724	$771,971
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(121,000)	$(81,189)	$(76,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	98,434	90,587	98,244
Amortization of debt issuance costs and non-cash interest expense	9,967	2,277	2,693
Gain on the sale of assets, net	(31,535)	(30,723)	(5,265)
Impairment of assets held for sale	14,562	—	—
Inventory lower of cost or net realizable value adjustment	1,463	2,143	2,627
Loss on extinguishment of debt	36,906	1,763	—
Deferred income taxes	(52,985)	3,944	(6,855)
Stock-based compensation	17,122	8,274	13,032
Loss (income) from equity method investees, net of income taxes	28,929	3,679	(433)
Distribution from equity method investees	—	575	—
Other	9,943	165	2,203
Changes in operating assets and liabilities before effects of asset dispositions
Accounts receivable	19,271	(455)	14,164
Inventories	66,657	(12,745)	53,472
Derivative financial instruments	8,740	13,980	(2,919)
Prepaid expenses and other assets	13,694	(5,165)	(3,704)
Accounts payable and accrued liabilities	(16,188)	(27,907)	(34,573)
Current income taxes	4,724	(285)	497
Other	2,160	1,117	(538)
Net cash provided by (used in) operating activities	110,864	(29,965)	56,346

Cash flows from investing activities
Purchases of property and equipment, net	(37,199)	(95,084)	(108,093)
Proceeds from the sale of assets, net	179,909	48,704	25,403
Proceeds for the sale of equity method investment	24,332	—	—
Investment in equity method investees, net	(4,909)	(15,672)	(24,206)
Net cash provided by (used in) investing activities	162,133	(62,052)	(106,896)

Cash flows from financing activities
Proceeds from the issuance of long-term debt	30,000	—	—
Payments of principal on long-term debt	(132,598)	(61,697)	(4,838)
Proceeds from short-term borrowings	397,942	758,095	1,190,999
Payments on short-term borrowings	(505,644)	(724,133)	(1,223,785)
Net proceeds from product financing arrangement	3,395	—	—
Payments for repurchase of common stock	(30,000)	—	—
Payments on extinguishment of non-controlling interest	—	(29,196)	—
Payments of dividends and distributions	(721)	(5,165)	(22,728)
Payments of transaction costs	—	(5,951)	—
Payments of loan fees	(9,220)	(1,544)	(16)
Payments related to tax withholdings for stock-based compensation	(2,155)	(4,699)	(9,018)
Other financing activities	(3,259)	(3,060)	(1,578)
Net cash used in financing activities	(252,260)	(77,350)	(70,964)

Net change in cash and cash equivalents, and restricted cash	20,737	(169,367)	(121,514)
Cash and cash equivalents, and restricted cash, beginning of period	209,395	378,762	500,276
Cash and cash equivalents, and restricted cash, end of period	$230,132	$209,395	$378,762

Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Continued from the previous page
	Year Ended December 31,
	2025	2024	2023
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$182,319	$173,041	$349,574
Restricted cash	47,813	36,354	29,188
Total cash and cash equivalents, and restricted cash	$230,132	$209,395	$378,762

Non-cash financing activity
Issuance of common stock as a result of the Merger	$—	$5	$—
Extinguishment of non-controlling interest within additional paid-in capital	$—	$133,765	$—

Supplemental investing activities
Assets disposed of in sale	$150,402	$21,027	$22,351
Less: liabilities relinquished	(12,376)	(3,295)	(3,779)
Net assets disposed	$138,026	$17,732	$18,572

Supplemental disclosures of cash flow
Cash paid for income taxes, net	$1,768	$486	$1,242
Cash paid for interest	$35,152	$31,314	$35,161
Capital expenditures in accounts payable	$2,548	$5,502	$7,001
Capital expenditures in long-term debt	$34,523	$—	$—
Capital expenditures in other liabilities	$104,217	$17,918	$—
Non-cash asset retirement obligation additions	$16,035	$1,492	$3,013
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect total assets, liabilities, or equity on the consolidated balance sheets, but separately disclose comparable balances of liabilities previously disclosed within other liabilities.
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
•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein and renewable corn oil at nine biorefineries in Illinois, Indiana, Iowa, Minnesota and Nebraska. At capacity, our facilities are capable of processing approximately 287 million bushels of corn per year and producing approximately 850 million gallons of ethanol, 2.0 million tons of distillers grains and Ultra-High Protein, and 296 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. We are one of the largest ethanol producers in North America.
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
Concentrations of Credit Risk
The company is exposed to credit risk resulting from the possibility that another party may fail to perform according to the terms of the company’s contract. The company sells ethanol, distillers grains, Ultra-High Protein and renewable corn oil, which can result in concentrations of credit risk from a variety of customers, including major integrated oil companies, large independent refiners, petroleum wholesalers and other marketers. The company also sells grain to large commercial buyers. Although payments are typically received within fifteen days of the sale, the company continually monitors its exposure. The company is also exposed to credit risk on prepayments of undelivered inventories with a few major suppliers of petroleum products and agricultural inputs.
The company has master netting arrangements with various counterparties for ethanol sales and related marketing fees and the purchase and sale of natural gas. On the consolidated balance sheets, the associated net amount for each counterparty is reflected as either an accounts receivable or accounts payable. If the amount for each counterparty were reflected on a gross basis, the company's accounts receivable and accounts payable would increase by $5.9 million and $0.5 million at

December 31, 2025 and 2024, respectively.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally calculated using the straight-line method over the following estimated useful life of the assets:

Years
Buildings and improvements	10-40
Plant equipment	10-40
Other machinery and equipment	5-7
Land improvements	15-40
Railroad track and equipment	20-30
Computer hardware and software	3-5
Office furniture and equipment	5-7
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
Assets Held for Sale
In accordance with ASC 360, Property, Plant, Equipment, the company determined the carrying values of certain assets classified as held for sale were not recoverable and exceeded their fair values. The company then measured the impairment losses by comparing the book values with current third-party quoted market prices, resulting in a total impairment of $14.6 million, which is recorded within impairment of assets held for sale in the ethanol production segment on the consolidated statements of operations for the year ended December 31, 2025. After the impairment, we have $2.0 million of assets held for sale as of December 31, 2025, which were recorded in the ethanol production segment within property and equipment, net of accumulated depreciation and amortization on the consolidated balance sheets.
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
Leases
The company leases certain facilities, parcels of land, and equipment. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the company records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The company did not incur any material short-term lease expense for the years ended December 31, 2025, 2024 or 2023.
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
On June 30, 2025, the company disposed of its 50% investment in GP Turnkey Tharaldson, which was accounted for on an equity method basis. Refer to Note 4 - Merger and Dispositions for further analysis. As of December 31, 2024, our equity method investments consisted primarily of our 50% investment in GP Turnkey Tharaldson, which totaled $51.6 million and is reflected in other assets on the consolidated balance sheet.
Product Financing Arrangement
During the second quarter of 2025, the company entered into a product financing arrangement with a financial institution in which it received up front payment for corn oil that the company has an obligation to repurchase in weekly increments through January of 2026. In accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), this agreement was accounted for as a financing transaction and revenue is precluded. As of December 31, 2025, a liability of $3.4 million was recorded within accrued and other liabilities on the consolidated balance sheets.
Carbon Equipment Liabilities
The company engaged Tallgrass High Plains Carbon Storage, LLC and its affiliates to construct carbon sequestration equipment at its three Nebraska plants in order to maximize tax credit potential related to the production of low carbon fuels. The equipment build is in the final stages at two of our Nebraska plants as of December 31, 2025, and the company has executed a financing agreement in which the cost of the project will be paid monthly over 12 years commencing once the projects have reached substantial completion. Of the three projects, one has reached substantial completion and has been recorded within debt as of December 31, 2025. The total spend related to the other two Nebraska CCS construction projects has been recorded within carbon equipment liabilities on the consolidated balance sheets. While fully operational as of December 31, 2025, these two projects did not reach substantial completion until January of 2026. The amounts presented as carbon equipment liabilities will be reclassified and presented as debt on the consolidated balance sheets in January of 2026.
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
The company has determined that it qualifies for clean fuel production tax credits allowable under the IRA and OBBB. The credits are recognized as a tax benefit in the period in which production occurs, and the product is sold in a qualifying manner. The tax benefit recognized is determined based on the company's CI score to date and the expected sales price of the credits. The credits are recorded within income tax benefit (expense) on the consolidated statements of operations.
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. This ASU establishes a unified accounting model for business entities when recognizing, measuring, and presenting government grants. The ASU categorizes grants as either related to an asset or related to income. A grant related to income is recognized in earnings in a systematic and rational manner over the periods in which the entity recognizes the related expenses. Presentation of the grant on the income statement can be either as a component of other income or as a deduction from the related expenses. The standard is effective for annual periods beginning after December 15, 2028. However, the ASU permits early adoption. The company is considering early adopting the provisions of ASU 2025-10 effective in the first quarter of 2026 and is still assessing the impact on its financial statements, including the presentation of its Section 45Z production tax credits.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which provides clarity in assessing an entity's performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for the company's fiscal year ended December 31, 2027. Early adoption is permitted. The company is currently evaluating the impact of this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the company's fiscal year ended December 31, 2025. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The company has adopted this ASU on a prospective basis.
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

Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Twelve Months Ended December 31, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	83,613	11,785	—	95,398
Renewable corn oil	—	—	—	—
Other	89,895	3,686	—	93,581
Intersegment revenues	860	259	(1,119)	—
Total revenues from contracts with customers	174,368	15,730	(1,119)	188,979
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,372,928	116,300	—	1,489,228
Distillers grains	201,674	16,830	—	218,504
Renewable corn oil	152,888	—	—	152,888
Other	—	42,081	—	42,081
Intersegment revenues	—	22,402	(22,402)	—
Total revenues from contracts accounted for as derivatives	1,727,490	197,613	(22,402)	1,902,701
Total Revenues	$1,901,858	$213,343	$(23,521)	$2,091,680

	Twelve Months Ended December 31, 2024
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	88,660	10,015	—	98,675
Renewable corn oil	—	—	—	—
Other	55,613	8,685	—	64,298
Intersegment revenues	3,707	287	(3,994)	—
Total revenues from contracts with customers	147,980	18,987	(3,994)	162,973
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,522,215	329,768	—	1,851,983
Distillers grains	252,694	28,630	—	281,324
Renewable corn oil	136,671	3,346	—	140,017
Other	7,529	14,970	—	22,499
Intersegment revenues	—	25,406	(25,406)	—
Total revenues from contracts accounted for as derivatives	1,919,109	402,120	(25,406)	2,295,823
Total Revenues	$2,067,089	$421,107	$(29,400)	$2,458,796

	Twelve Months Ended December 31, 2023
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	85,474	—	—	85,474
Renewable corn oil	—	—	—	—
Other	35,222	15,593	—	50,815
Intersegment revenues	4,555	239	(4,794)	—
Total revenues from contracts with customers	125,251	15,832	(4,794)	136,289
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	2,117,296	388,764	—	2,506,060
Distillers grains	377,357	34,818	—	412,175
Renewable corn oil	179,424	8,048	—	187,472
Other	25,213	28,534	—	53,747
Intersegment revenues	—	24,907	(24,907)	—
Total revenues from contracts accounted for as derivatives	2,699,290	485,071	(24,907)	3,159,454
Total Revenues	$2,824,541	$500,903	$(29,701)	$3,295,743
(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented 44% of total revenues for the year ended December 31, 2025, which are recorded within the ethanol production segment. Revenues from Customer B represented 13% of total revenues for the year ended December 31, 2024, which are recorded within the ethanol production segment. Revenues from Customer B and Customer C represented 15% and 10% of total revenues for the year ended December 31, 2023, respectively, which are recorded within the ethanol production segment.
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
Contract Liabilities
The company records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations. Unearned revenue is generally recognized in the subsequent period and is not material to the company. The company expects to recognize all of the unearned revenue associated with service agreements as of December 31, 2025 when the services are provided.
4. MERGER AND DISPOSITIONS
Proventus LLC Disposition
On May 31, 2025, the company completed the sale of its 75% interest in Proventus LLC for net proceeds of $0.4 million. The company recorded a pretax loss on the sale of $4.0 million during year ended December 31, 2025 within gain on sale of assets, net on the consolidated statements of operations. Net assets sold at closing, consisting of property and equipment, totaled $9.0 million. As part of the transaction, the company removed $4.5 million of non-controlling interest in Proventus LLC, which was included in the calculation of the pretax loss disclosed above.

GP Turnkey Tharaldson LLC Disposition
On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC. Proceeds from the disposal were $24.3 million. The balance of the equity method investment on the date of the disposal was $51.2 million. A pretax loss of $26.9 million was recorded during year ended December 31, 2025 within loss from equity method investees, net of income taxes on the consolidated statements of operations.
Green Plains Obion LLC Disposition
On August 27, 2025, Green Plains Inc. announced that its wholly owned subsidiary, Green Plains Obion LLC, entered into an asset purchase agreement for the sale of the ethanol plant located in Rives, Tennessee, to POET Biorefining - Obion, LLC. On September 25, 2025, the company closed on the sale and received proceeds of $170 million plus related working capital of $9.5 million (the “Obion Transaction”). A gain of $35.8 million was recorded in gain on sale of assets, net on the consolidated statements of operations. The proceeds from the sale were used to repay the outstanding balance of the junior secured mezzanine notes due 2026 and to supplement corporate liquidity.
The company incurred transaction costs of $5.2 million related to the Obion Transaction during year ended December 31, 2025. These costs consisted primarily of financial advisory services, legal services and other professional fees, and were recorded as a reduction of gain on sale of assets, net.
The assets sold and liabilities transferred as a result of the Obion Transaction were as follows (in thousands):

Amounts of Identifiable Assets Disposed and Liabilities Relinquished
Inventories	$19,529
Prepaid expenses and other	21
Derivative financial instruments	25
Property and equipment	127,088
Operating lease right-of-use assets	3,739

Accounts payable	(5,485)
Accrued and other liabilities	(2,495)
Operating lease current liabilities	(1,687)
Operating lease long-term liabilities	(2,052)
Debt	(657)
Total identifiable net assets disposed	$138,026
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

There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$182,319	$—	$—	$182,319
Restricted cash	47,813	—	—	47,813
Inventories carried at market	—	24,736	—	24,736
Derivative financial instruments - assets	—	6,927	—	6,927
Property and equipment, net of accumulated depreciation and amortization (1)	—	—	2,000	2,000
Total assets measured at fair value	$230,132	$31,663	$2,000	$263,795

Liabilities
Accounts payable (2)	$—	$28,598	$—	$28,598
Derivative financial instruments - liabilities	—	7,901	—	7,901
Other liabilities	—	1	—	1
Total liabilities measured at fair value	$—	$36,500	$—	$36,500

	Fair Value Measurements at December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$173,041	$—	$—	$173,041
Restricted cash	36,354	—	—	36,354
Inventories carried at market	—	48,500	—	48,500
Derivative financial instruments - assets	—	10,154	—	10,154
Total assets measured at fair value	$209,395	$58,654	$—	$268,049

Liabilities
Accounts payable (2)	$—	$23,208	$—	$23,208
Accrued and other liabilities (3)	—	2,094	—	2,094
Derivative financial instruments - liabilities	—	4,791	—	4,791
Other liabilities (3)	—	979	—	979
Total liabilities measured at fair value	$—	$31,072	$—	$31,072
(1)Property and equipment, net of accumulated depreciation and amortization includes $2.0 million of assets held for sale at December 31, 2025.
(2)Accounts payable is generally stated at historical amounts with the exception of $28.6 million and $23.2 million at December 31, 2025 and 2024, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(3)As of December 31, 2024, accrued and other liabilities includes $2.1 million and other liabilities includes $1.0 million of consideration related to potential earn-out payments recorded at fair value.

The fair value of the company’s debt was approximately $387.8 million compared with a book value of $399.5 million at December 31, 2025. The fair value of the company’s debt was approximately $518.6 million compared with a book value of $575.4 million at December 31, 2024. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $74.4 million and $94.9 million at December 31, 2025 and 2024, respectively.
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
Corporate activities include selling, general and administrative expenses, consisting primarily of compensation, professional fees and overhead costs not directly related to a specific operating segment, as well as gain on sale of assets, net, and restructuring costs.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues
Ethanol production
Revenues from external customers	$1,900,999	$2,063,382	$2,819,986
Intersegment revenues	859	3,707	4,555
Total segment revenues	1,901,858	2,067,089	2,824,541
Agribusiness and energy services
Revenues from external customers	190,681	395,414	475,757
Intersegment revenues	22,662	25,693	25,146
Total segment revenues	213,343	421,107	500,903
Revenues including intersegment activity	2,115,201	2,488,196	3,325,444
Intersegment eliminations	(23,521)	(29,400)	(29,701)
	$2,091,680	$2,458,796	$3,295,743
Refer to Note 3 – Revenue, for further disaggregation of revenue by operating segment.

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold
Ethanol production	$1,804,279	$1,983,460	$2,705,917
Agribusiness and energy services	173,996	374,286	454,776
Intersegment eliminations	(23,521)	(29,400)	(29,701)
	$1,954,754	$2,328,346	$3,130,992

	Year Ended December 31,
	2025	2024	2023
Gross margin
Ethanol production (1)(2)	$97,579	$83,629	$118,624
Agribusiness and energy services	39,347	46,821	46,127
	$136,926	$130,450	$164,751

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization
Ethanol production	$90,553	$82,784	$92,712
Agribusiness and energy services (3)	4,741	2,185	2,360
Corporate activities (4)	3,140	5,618	3,172
	$98,434	$90,587	$98,244

	Year Ended December 31,
	2025	2024	2023
Operating income (loss)
Ethanol production (1)(2)(5)	$(55,482)	$(40,758)	$(19,958)
Agribusiness and energy services (3)	20,660	28,156	28,100
Corporate activities (4)(6)(7)	(32,426)	(34,857)	(69,720)
	$(67,248)	$(47,459)	$(61,578)
(1)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the year ended December 31, 2025.
(2)Ethanol production includes an inventory lower of cost or net realizable value adjustment of $1.5 million, $2.1 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the year ended December 31, 2025.
(4)Depreciation and amortization for corporate activities includes impairment of a research and development technology intangible asset of $3.5 million for the year ended December 31, 2024.
(5)Ethanol production includes impairment of assets held for sale of $14.6 million for the year ended December 31, 2025.
(6)Corporate activities include $16.1 million of restructuring costs for the year ended December 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities for the years ended December 31, 2025 and 2024 include a $31.5 million and $30.7 million gain on sale of assets, net, respectively.

During the year ended December 31, 2025, the company incurred restructuring costs related to severance, stock based compensation and other charges as a result of cost reduction initiatives that were recorded within the following line items in the consolidated statements of operations (in thousands):

	Year Ended December 31, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$2,373	710	—	$3,083
Selling, general and administrative expenses	480	2,050	16,059	18,589
Other, net	223	941	1,505	2,669
Total restructuring costs	$3,076	3,701	17,564	$24,341
The following tables reconcile EBITDA, our segment measure of profit or loss, to net loss (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Year Ended December 31, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$33,247	$25,661	$58,908
Depreciation and amortization	(90,553)	(4,741)	(95,294)
Interest expense	(55,342)	(5,990)	(61,332)
Subtotal	$(112,648)	$14,930	$(97,718)
Unallocated corporate expenses (1)			(75,701)
Income tax benefit, net of equity method income taxes			52,419
Net loss			$(121,000)

	Year Ended December 31, 2024
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$39,645	$31,935	$71,580
Depreciation and amortization	(82,784)	(2,185)	(84,969)
Interest expense	(22,056)	(4,722)	(26,778)
Subtotal	$(65,195)	$25,028	$(40,167)
Unallocated corporate expenses (1)			(35,869)
Income tax expense, net of equity method income taxes			(5,153)
Net loss			$(81,189)

	Year Ended December 31, 2023
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$78,561	$31,689	$110,250
Depreciation and amortization	(92,712)	(2,360)	(95,072)
Interest expense	(23,545)	(7,723)	(31,268)
Subtotal	$(37,696)	$21,606	$(16,090)
Unallocated corporate expenses (1)			(65,826)
Income tax benefit, net of equity method income taxes			5,617
Net loss			$(76,299)
(1)Corporate expenses include selling, general administrative expenses, gain on sale of assets, net, depreciation and amortization, and interest expense, and during 2025 includes restructuring costs related to cost reduction initiatives and the departure of former CEO as well as losses on sale of equity method investment.
The following table sets forth capital expenditures by operating segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Capital expenditures
Ethanol production	$36,718	$89,230	$107,468
Agribusiness and energy services	164	833	512
Corporate activities	317	5,021	494
	$37,199	$95,084	$108,474
The following table sets forth total assets by operating segment (in thousands):

	Year Ended December 31,
	2025	2024
Total assets (1)
Ethanol production	$1,133,246	$1,234,635
Agribusiness and energy services	278,222	412,006
Corporate assets	173,481	143,716
Intersegment eliminations	(6,553)	(8,183)
	$1,578,396	$1,782,174
(1)Asset balances by segment exclude intercompany balances.

7. INVENTORIES
Inventories are carried at the lower of average cost or net realizable value, except fair-value hedged inventories. As of December 31, 2025 and 2024, respectively, the company recorded a $1.5 million and $2.1 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment.
The components of inventories are as follows (in thousands):

	December 31,
	2025	2024
Finished goods	$24,891	$72,863
Commodities held for sale	24,736	48,500
Raw materials	26,650	37,334
Work-in-process	9,597	13,569
Supplies and parts	62,221	55,178
	$148,095	$227,444
8. PROPERTY AND EQUIPMENT
The components of property and equipment are as follows (in thousands):

	December 31,
	2025	2024
Plant equipment	$1,173,964	$1,200,795
Buildings and improvements	235,265	218,660
Land and improvements	94,045	107,543
Railroad track and equipment	21,768	32,137
Construction-in-progress	39,491	174,151
Computer hardware and software	30,516	27,829
Office furniture and equipment	2,934	3,422
Leasehold improvements and other	40,986	27,516
Total property and equipment	1,638,969	1,792,053
Less: accumulated depreciation and amortization	(681,713)	(749,593)
Property and equipment, net	$957,256	$1,042,460
Interest capitalized during the years ended December 31, 2025, 2024 and 2023 totaled $4.4 million, $4.4 million and $3.6 million, respectively.
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The company has one reporting unit to which goodwill was assigned. We are required to perform impairment tests related to our goodwill annually, which we perform as of October 1, or if an indicator of impairment occurs. The company performed its annual goodwill assessments as of October 1, 2025 and 2024 using qualitative assessments, which resulted in no indication of goodwill impairment.
On September 30, 2024, goodwill of $10.6 million was disposed of in the Birmingham Transaction, which previously was recorded within the ethanol production segment. The carrying amount of goodwill attributable to the ethanol production segment for the years ended December 31, 2025 and 2024 was $18.5 million. The company records goodwill within other assets on the consolidated balance sheets.

Intangible Assets
The company recognized certain intangible assets in connection with the FQT acquisition during the fourth quarter of 2020. The components of the intangible assets are as follows (in thousands):

	December 31,
	2025	2024
Customer relationships and backlog	$17,628	$17,628
Intellectual property	9,700	9,700
Trade name	1,300	1,300
Total	28,628	28,628
Accumulated amortization	(18,151)	(15,962)
Total intangible assets, net	$10,477	$12,666

Weighted average remaining amortization period	7.9 years	8.9 years
The company recognized $2.2 million, $2.5 million, and $2.8 million of amortization expense associated with these intangible assets during the years ended December 31, 2025, 2024 and 2023, respectively. The company expects estimated amortization expense of $2.0 million, $1.8 million, $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2026, 2027, 2028, 2029 and 2030, respectively, as well as $2.3 million thereafter. The company’s intangible assets are recorded within other assets on the consolidated balance sheets.
10. DERIVATIVE FINANCIAL INSTRUMENTS
At December 31, 2025, the company’s consolidated balance sheet reflected unrealized losses of $0.6 million, net of tax, in accumulated other comprehensive income. The company expects these items will be reclassified as operating income over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value at December 31,			Liability Derivatives' Fair Value at December 31,
	2025		2024	2025	2024
Derivative financial instruments - forwards	$6,927	(1)	$10,154	$7,901	$4,791	(2)
Other liabilities	—		—	1	15
Total	$6,927		$10,154	$7,902	$4,806
(1)At December 31, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $4.6 million, which include $0.6 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $1.1 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,
	2025	2024	2023
Revenues	$(2,355)	$9,832	$2,482
Cost of goods sold	(7,682)	(23,270)	(25,003)
Net loss recognized in loss before income taxes	$(10,037)	$(13,438)	$(22,521)

Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
	Year Ended December 31,
	2025	2024	2023
Commodity Contracts	$(12,164)	$(8,001)	$8,369
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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
		2025	2024	2023
Exchange-traded futures and options	Revenues	$(10,176)	$4,246	$(2,552)
Forwards	Revenues	(402)	(4,446)	4,842
Exchange-traded futures and options	Cost of goods sold	5,067	24,045	45,065
Forwards	Cost of goods sold	(2,317)	5,442	(4,265)
Net gain (loss) recognized in loss before income taxes		$(7,828)	$29,287	$43,090

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	December 31, 2025		December 31, 2024
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$24,736	$(8,938)	$48,500	$8,166
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2025
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(2,355)	$(7,682)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	3,339
Exchange-traded futures designated as hedging instruments	—	(1,171)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(2,355)	$(5,514)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2024
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange traded futures reclassified from accumulated other comprehensive income into income	$9,832	$(23,270)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	6,398
Exchange-traded futures designated as hedging instruments	—	(6,039)

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$9,832	$(22,911)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Year Ended December 31, 2023
	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$2,482	$(25,003)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair value hedged inventories	—	(11,657)
Exchange-traded futures designated as hedging instruments	—	14,417

Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$2,482	$(22,243)

The notional volume of open commodity derivative positions as of December 31, 2025 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(7,970)				Bushels	Corn
Futures	28,140	(3)			Bushels	Corn
Futures	(2,975)	(4)			Bushels	Corn
Futures	(34,230)				Gallons	Ethanol
Futures	(82,152)	(3)			Gallons	Ethanol
Futures	(1,163)				MmBTU	Natural Gas
Futures	2,385	(3)			MmBTU	Natural Gas
Futures	(3,603)	(4)			MmBTU	Natural Gas
Futures	(13,680)				Pounds	Soybean Oil
Options	3,953				Pounds	Soybean Oil
Options	983				MmBTU	Natural Gas
Forwards			35,414	—	Bushels	Corn
Forwards			13,433	(212,840)	Gallons	Ethanol
Forwards			38	(220)	Tons	Distillers Grains
Forwards			—	(43,490)	Pounds	Renewable Corn Oil
Forwards			4,962	(552)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $11.9 million, $4.1 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, on energy trading contracts.

11. DEBT
The components of long-term debt are as follows (in thousands):

	December 31,
	2025	2024
Corporate
2.25% convertible notes due 2027 (1)	$60,000	$230,000
5.25% convertible notes due 2030 (2)	200,000	—
Green Plains SPE LLC
Junior secured mezzanine notes due 2026 (3)	—	125,000
Green Plains Shenandoah
Term loan due 2035 (4)	70,125	71,625
Green Plains York Carbon Capture
Tallgrass Term loan due 2037	34,523	—
Other	9,842	11,163
Total book value of long-term debt	374,490	437,788
Unamortized debt issuance costs	(8,574)	(3,210)
Less: current maturities of long-term debt	(3,924)	(2,118)
Total long-term debt	$361,992	$432,460
(1)The 2027 Notes had $0.4 million and $2.7 million of unamortized debt issuance costs as of December 31, 2025 and 2024, respectively.
(2)The 2030 Notes had $8.0 million of unamortized debt issuance costs as of December 31, 2025.
(3)The junior notes had $0.2 million of unamortized debt issuance costs as of December 31, 2024.
(4)The loan had $0.2 million and $0.3 million of unamortized debt issuance costs as of December 31, 2025 and 2024, respectively.
Scheduled long-term debt repayments excluding the effects of debt issuance costs, are as follows (in thousands):

Year Ending December 31,	Amount
2026	$3,924
2027	63,952
2028	4,129
2029	4,339
2030	204,441
Thereafter	93,705
Total	$374,490
The components of short-term notes payable and other borrowings are as follows (in thousands):

	December 31,
	2025	2024
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver	$25,000	$133,500
Green Plains Commodity Management
$20.0 million hedge line	8,584	7,329
	$33,584	$140,829
Corporate Activities
In March 2021, the company issued an aggregate $230.0 million of 2.25% Convertible Senior Notes due 2027 (the "2027

Notes"). The 2027 Notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The 2027 Notes are senior, unsecured obligations of the company. The 2027 Notes are convertible, at the option of the holders, into consideration consisting of, at the company’s election, cash, shares of the company’s common stock, or a combination of cash and stock (and cash in lieu of fractional shares). However, before September 15, 2026, the 2027 Notes will not be convertible unless certain conditions are satisfied. The initial conversion rate is 31.6206 shares of the company’s common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $31.62 per share of the company’s common stock), representing an approximately 37.5% premium over the offering price of the company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, the company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the company’s calling the 2027 Notes for redemption.
On and after March 15, 2024, and prior to the maturity date, the company may redeem, for cash, all, but not less than all, of the 2027 Notes if the last reported sale price of the company’s common stock equals or exceeds 140% of the applicable conversion price on (i) at least 20 trading days during a 30 consecutive trading day period ending on the trading day immediately prior to the date the company delivers notice of the redemption; and (ii) the trading day immediately before the date of the redemption notice. The redemption price will equal 100% of the principal amount of the 2027 Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a “fundamental change” (as defined in the indenture for the 2027 Notes), holders of the 2027 Notes will have the right, at their option, to require the company to repurchase their 2027 Notes for cash at a price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (or the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). $200 million in aggregate principal amount of the 2030 Notes is now outstanding, and $60 million in aggregate principal amount of the 2027 Notes remains outstanding with existing terms unchanged.
The company used approximately $30 million of the net proceeds from the subscription transactions to repurchase approximately 2.9 million shares of its common stock from certain holders participating in the subscription transactions.
The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The notes are general senior, unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments.
On May 7, 2025, the company entered into a secured $30 million revolving credit facility with Ancora Alternatives LLC, that matured on July 30, 2025. The facility bore interest at 10% on borrowings and had a 0.5% fee on the unused balance. Interest and fees were due on the 5th of each month. In conjunction with this facility, the company issued 1,504,140 warrants to purchase shares of its common stock at an exercise price of 0.01 per share. The fair value of these warrants was initially recorded as debt issuance costs and has been fully amortized and recorded within interest expense during the year ended December 31, 2025.
Ethanol Production Segment
On February 9, 2021, Green Plains SPE LLC, a wholly-owned special purpose subsidiary and parent of Green Plains Obion and Green Plains Mount Vernon, issued $125.0 million of junior secured mezzanine notes due 2026 (the “Junior Notes”) with BlackRock, a holder of a portion of the company’s common stock.
The Junior Notes originally were scheduled to mature on February 9, 2026 and were secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. The proceeds of the Junior Notes were used to construct Ultra-High Protein processing systems at the Green Plains Obion and Green Plains Mount Vernon facilities. The Junior Notes accrued interest at an annual rate of 11.75%.
The Junior Notes were amended on May 7, 2025, which extended the maturity date from February 9, 2026 to May 15, 2026. A $2.5 million amendment fee was added to the balance of the Junior Notes, increasing the amount outstanding to

$127.5 million. The Junior Notes were secured by a pledge of the membership interests in and the real property owned by Green Plains Obion and Green Plains Mount Vernon. Further, warrants previously issued in conjunction with the Junior Notes were revised on May 7, 2025, and $7.5 million, the fair value of the revised warrants, was recorded as debt issuance costs. These costs were to be amortized through May 2026. As of July 31, 2025, the Junior Notes were also secured by a pledge of the membership interests in, the assets and the real property owned by Green Plains Madison LLC, Green Plains Superior LLC, Green Plains Fairmont LLC, Green Plains Otter Tail LLC, Green Plains Wood River and Green Plains York LLC, Green Plains Central City LLC, as well as the assets and membership interests of Fluid Quip Mechanical, LLC.
On August 10, 2025, the Junior Notes were amended to extend the maturity date to September 15, 2026, with an amendment fee of 2.5%, or $3.2 million, added to the principal balance of the Junior Notes, payable at the maturity date. The interest rate was increased by 0.5% after the amendment, and subject to an additional 0.5% each quarter on each scheduled interest payment date. The amendment added certain financial covenant requirements, including restrictions on additional debt and certain transfer of assets. Also as part of the amendment, the company executed a subscription agreement with certain funds and accounts under management by BlackRock pursuant to which the company agreed to issue, and certain funds and accounts under management by BlackRock purchased, 3,250,000 stock warrants at a strike price of $0.01 per share with a ten year exercise period. The amendment also included the right for such funds and accounts to exchange up to 750,000 warrants for a pro rata share of $6 million of outstanding principal of Junior Notes. The subscription agreement obligated the company to register for resale the shares of common stock underlying warrants issued to BlackRock. The entire outstanding principal balance, plus any accrued and unpaid interest was due upon maturity. Green Plains SPE LLC was required to comply with certain financial covenants regarding minimum liquidity at Green Plains and a maximum aggregate loan to value. The Junior Notes could have been retired or refinanced after 42 months with no prepayment premium. The Junior Notes had an unsecured parent guarantee from the company and had certain limitations on distributions, dividends or loans to the company unless there will not exist any event of default. The amendment to the Junior Notes was determined to be a substantial change under ASC 470, Debt, and triggered debt extinguishment treatment. In total, a loss on debt extinguishment of $36.9 million was recorded within interest expense during the year ended December 31, 2025. The loss includes the write-off of unamortized debt issuance costs at the retirement date of the Junior Notes, the fair value of the 3,250,000 warrants issued on August 10, 2025 and the 2.5% amendment fee. On September 25, 2025, proceeds from the Obion Transaction were used to fully retire the Junior Notes.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium, subject to quarterly adjustments, of 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At December 31, 2025, the interest rate on the loan was 6.52%.
On and after July 24, 2023, Green Plains York Capture Company LLC, a wholly-owned subsidiary of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the Company’s York, Nebraska ethanol facility. Under the agreements, Green Plains York Capture Company LLC is obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return (IRR) on its investment. As of December 31, 2025, this project has met criteria for substantial completion and is classified as debt. The total estimated value of this debt recorded on the balance sheet is $34.5 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the Green Plains York Capture Company LLC. Green Plains Inc. further supports the obligation through a Parent Guaranty, under which it unconditionally guarantees Green Plains York Capture Company LLC’s performance and payment obligations. Green Plains York Capture Company LLC may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.

The total spend related to the other two Nebraska CCS construction projects has been recorded within carbon equipment liabilities on the consolidated balance sheets. While fully operational as of December 31, 2025, these two projects did not reach substantial completion until January of 2026. The amounts presented as carbon equipment liabilities as of December 31, 2025 will be reclassified and presented as debt on the consolidated balance sheets in January of 2026.
Green Plains Partners had a term loan to fund working capital, capital expenditures and other general partnership purposes. Interest on the term loan was based on 3-month SOFR plus 8.26%. On September 30, 2024, the proceeds from the Birmingham Transaction were used to repay the outstanding principal and interest of the loan in full. Prepayments totaling $56.0 million and $3.0 million were made during the years ended December 31, 2024 and 2023, respectively.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At December 31, 2025, the interest rate on the Facility was 7.48%.
Green Plains Commodity Management has an uncommitted revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts. On June 18, 2025, the credit facility was amended, reducing the $40.0 million borrowing limit to $20.0 million. During the first quarter of 2023, this revolving credit facility was extended five years to mature on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At December 31, 2025, the interest rate on the facility was 5.46%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of December 31, 2025.
Covenant Compliance
The company was in compliance with its debt covenants as of December 31, 2025.

Restricted Net Assets
At December 31, 2025, there were approximately $36.8 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
12. STOCK-BASED COMPENSATION
The company has an equity incentive plan, which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 1.2 million shares remain available for issuance as of December 31, 2025. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
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

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the year ended December 31, 2025 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	735,513	$23.45
Granted	1,146,127	5.74
Forfeited	(187,203)	14.82
Vested	(611,204)	19.76
Non-Vested at December 31, 2025	1,083,233	$8.28	1.7
Performance Share Awards
On March 10, 2025, March 13, 2024, and March 9, 2023, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company's carbon, high-protein and clean sugar initiatives, in addition to annual production levels and return on investment (ROI). Performance shares granted in 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for performance share grants and related valuation include a risk-free interest rate of 3.87% and 4.44%, dividend yields of 0%, expected volatility of 55.4% and 54.6%, and closing stock price on the date of grant of $5.48 and $20.21, resulting in an estimated fair value of $7.08 and $25.23 per share for 2025 and 2024, respectively. Off-cycle awards of performance shares occurred on August 19, 2025. A portion of the off-cycle awards contained certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used in applying the Monte Carlo valuation model for off-cycle performance share awards include a risk free rate of 3.69%, dividend yields of 0%, expected volatility of 58.0%, and closing price on the date of grant of $8.34, resulting in an estimated fair value of $12.89 per share. Performance shares granted in 2023 do not contain market-based factors requiring a Monte Carlo valuation model. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2025, 2024 and 2023 awards are 922,822 performance shares which represents 200% of the 461,441 performance shares which remain outstanding. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period. This excludes 69,959 performance shares granted to the Chief Legal and Administration Officer and Corporate Secretary in 2023, 2024 and 2025, which vested at 100% of target on December 31, 2025 in accordance with the Employment Agreement, as amended.
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

The non-vested performance share award activity for the year ended December 31, 2025 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2024	538,572	$27.82
Granted	460,656	7.22
Forfeited	(161,671)	23.84
Vested	(376,116)	22.51
Non-Vested at December 31, 2025	461,441	$12.98	1.8
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
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan during the years ended December 31, 2025, 2024 and 2023, were approximately $17.1 million, $8.3 million and $13.0 million, respectively. At December 31, 2025, there was $7.5 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit related to stock-based payment is approximately 25.2% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Green Plains	$(121,278)	$(82,497)	$(93,384)
Weighted average shares outstanding - basic and diluted	67,496	63,796	58,814
EPS - basic and diluted	$(1.80)	$(1.29)	$(1.59)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	9,259	7,696	8,419
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
On August 18, 2025, 1,250,000 of the 2029 warrants and 750,000 of the 2035 warrants were exercised. On September 8, 2025, the remaining 2,500,000 2035 warrants were fully exercised and the fair value of the liability-based warrants was reclassified from other liabilities to additional paid-in capital. The company recognized $2.0 million of expense due to the revaluation of liability-based warrants, which was recorded in other, net on the consolidated statements of operations during the year ended December 31, 2025. On October 3, 2025, the remaining 750,000 of 2029 warrants were exercised.
Ancora Warrants
On May 7, 2025, in connection with a revolving credit facility agreement, the company issued warrants in a private placement to purchase 1,504,140 shares of its common stock at an exercise price of 0.01 per share and expiration date of May 7, 2035. The company measured the fair value of the warrants as of the issuance date. These warrants were equity-based and recorded in additional paid-in capital. On August 29, 2025, all of the Ancora warrants were exercised and none remained outstanding.
Other Warrants
Other warrants issued in 2021 totaling 550,000 have a strike price of 22.00. On December 8, 2025, 275,000 of these warrants expired, and the other 275,000 warrants expire on February 9, 2026. Of the total, 275,000 of the warrants remain exercisable and outstanding, are treated as liability-based awards and are valued quarterly using the company’s stock price. These warrants could potentially dilute basic earnings per share in future periods.
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
Treasury Stock
At December 31, 2025, the company holds 5.7 million shares of its common stock at a cost of $61.5 million. Treasury stock is recorded at cost and reduces stockholders’ equity in the consolidated balance sheets. When shares are reissued, the company will use the weighted average cost method for determining the cost basis. The difference between the cost and the issuance price is added or deducted from additional paid-in capital.
Share Repurchase Program
The company’s board of directors authorized a share repurchase program of up to $200.0 million. Under the program, the company may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by its management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. On October 27, 2025, in conjunction with the privately negotiated exchange and subscription agreements for the 2030 Notes, the company repurchased 2.9 million shares of its common stock for a total of $30.0 million. The company did not repurchase any shares of common stock during 2024 or 2023. Since inception, the company has repurchased 10.3 million shares of common stock for approximately $122.8 million under the program.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) are associated primarily with gains and losses on derivative financial instruments. Amounts reclassified from accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,			Statements of Operations Classification
	2025	2024	2023
Gains (losses) on cash flow hedges
Commodity derivatives	$(2,355)	$9,832	$2,482	(1)
Commodity derivatives	(7,682)	(23,270)	(25,003)	(2)
Total losses on cash flow hedges	(10,037)	(13,438)	(22,521)	(3)
Income tax benefit	(2,529)	(3,223)	(5,438)	(4)
Amounts reclassified from accumulated other comprehensive loss	$(7,508)	$(10,215)	$(17,083)
(1)Revenues
(2)Cost of goods sold
(3)Loss before income taxes and income from equity method investees
(4)Income tax benefit (expense)
At December 31, 2025 and 2024, the company’s consolidated balance sheets reflected unrealized losses of $0.6 million and unrealized gains of $1.0 million, net of tax, in accumulated other comprehensive loss, respectively.
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
The OBBB was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act, and expanding certain IRA incentives while accelerating the phase-out of others. Important business provisions of the OBBB include reinstatement of permanent expensing of domestic research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. In addition, the OBBB extends the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029, and leaves credits generated from carbon capture under Section 45Q substantially unchanged. The company will benefit from the reinstatement of permanent expensing of domestic research and development costs and the higher EBITDA cap on the deduction for interest expense, as well as the extension of the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029.
The Section 45Z clean fuel production credit is a general business credit under Section 38 that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBB, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit is calculated by multiplying the gallons of clean transportation fuel produced times the CI emission factor times the applicable credit rate per gallon ($0.20 for non-SAF transportation fuel, or $1.00 if the taxpayer satisfies the prevailing wage requirements under Section 45). The company expects that it is more-likely-than-not that prevailing wage requirements will be met for 2025 for six facilities and has calculated the credit at the highest credit rate.
On September 16, 2025, the company entered into an agreement, pursuant to which the company agreed to supply production tax credits available under Section 45Z to a buyer from the production of the company's ethanol at its Nebraska facilities between January 1, 2025 and December 31, 2025. On December 10, 2025, the agreement was amended to add Section 45Z production tax credits produced at three more of the company's facilities. All credits generated during the year ended December 31, 2025, were sold in accordance with these agreements. The final proceeds are dependent on actual production and the final CI score at the company's facilities. Based on production and CI scores for the year ended December 31, 2025, the company recorded an income tax benefit of $54.2 million, net of a valuation allowance, related to 45Z production tax credits. The company expects to benefit from certain energy related tax credits in future years.
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
On July 30, 2025 the company settled our federal R&D tax credit audit covering years 2013 through 2018 with the IRS Independent Office of Appeals. The final settlement was in accordance with the agreement in-principle reached in November 2024. As a result of the settlement, the company released our reserve for unrecognized tax benefits and adjusted our R&D tax credit carry-forward to reflect the post settlement amount. The settlement did not have a material impact on the company's consolidated financial statements. The company’s federal income tax returns for the tax years ended December 31, 2022 through 2024 are still subject to audit.
In accordance with ASU 2023-09, income tax expense (benefit) consists of the following (in thousands):

Year Ended December 31,
2025
Current
Federal	$1,181
State	58
Foreign	—
Total current	1,239
Deferred
Federal	(53,098)
State	113
Foreign	—
Total deferred	(52,985)
Total income tax expense (benefit)	$(51,746)

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current	$2,268	$1,238
Deferred	3,944	(6,855)
Total income tax expense (benefit)	$6,212	$(5,617)

In accordance with ASU 2023-09, the following table summarizes differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025
Tax expense at federal statutory rate	$(35,841)	21.0%
State income tax expense, net of federal benefit (1)	231	(0.1)
Foreign tax effects	—	—
Effect of changes in tax laws or rates	—	—
Effect of cross-border taxes	—	—
Tax Credits
Section 45Z production tax credits	(63,180)	37.0%
Changes in valuation allowances	45,595	(26.7)%
Nontaxable or nondeductible items
Stock compensation	2,798	(1.6)%
Other	811	(0.5)%
Changes in unrecognized tax benefits	—	—%
Other adjustments
Deferred tax asset adjustment	(2,487)	1.4%
Other	327	(0.2)%
Income tax expense (benefit)	$(51,746)	30.3%
(1)State taxes in Louisiana and New Jersey accumulated to over 50% of the tax effect in this category.
Differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax expense at federal statutory rate	$(14,750)	$(17,293)
State income tax expense (benefit), net of federal benefit	1,123	(662)
Nondeductible compensation	1,388	2,787
Noncontrolling interests	(150)	(3,660)
Dissolution of MLP	23,919	—
R&D tax credit audit agreement in-principle	(232)	—
Increase (decrease) in valuation allowance	(5,491)	15,892
Stock compensation	278	(4,440)
Other	127	1,759
Income tax expense (benefit)	$6,212	$(5,617)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards - Federal	$55,667	$26,104
Net operating loss carryforwards - State	21,474	15,777
Tax credit carryforwards - Federal	74,501	35,098
Tax credit carryforwards - State	370	1,359
Section 174 capitalized expenses	38,849	54,470
Interest expense carryforward	32,756	20,003
Investment in partnerships and joint ventures	4,657	3,807
Inventory valuation	1,178	983
Stock-based compensation	1,811	1,377
Accrued expenses	10,723	7,818
Lease obligations	17,640	18,693
Organizational and start-up costs	331	379
Other	1,658	1,580
Total	261,615	187,448
Valuation allowance	(118,865)	(77,657)
Total deferred tax assets	142,750	109,791

Deferred tax liabilities
Fixed assets	(91,831)	(98,485)
Derivative financial instruments	(1,043)	(78)
Right-of-use assets	(16,039)	(17,081)
Total deferred tax liabilities	(108,913)	(115,644)
Deferred income taxes, net	$33,837	$(5,853)
At December 31, 2025, the company has federal research and development credits of $28.5 million which will begin to expire in 2033 and federal 45Z production tax credits of $40.3 million, which are contracted for sale with a third-party. The company also has $0.3 million of state credits which will expire, subject to taxable income, beginning in 2026. The company has federal net operating losses of $55.7 million, which do not have an expiration date and state net operating losses of $21.5 million, some of which begin expiring in 2026. The company also has a capital loss carry-forward of $1.0 million which will expire in 2030.
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
The company has no unrecognized tax benefits at December 31, 2025. The company had $79.5 million of unrecognized tax benefits at December 31, 2024. Unrecognized tax benefits were recorded as a reduction of the deferred tax asset associated with the federal tax credit carryforwards. Interest and penalties associated with uncertain tax positions are accrued as part of income taxes payable. On July 30, 2025, the company settled our federal R&D tax credit audit covering tax years

2013 through 2018 with the IRS Independent Office of Appeals. As a result of the settlement, the company released its reserve for unrecognized tax benefits.
Income taxes paid, net of refunds, were as follows (in thousands):

Year Ended December 31,
2025
Federal	$76
State	1,692
Foreign	—
Total	$1,768

State jurisdictions exceeding 5% of total income taxes paid, net of refunds
Texas	$1,283
New Jersey	109
16. COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to 11.9 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The company may sublease certain of its railcars to third parties on a short-term basis. The subleases are classified as operating leases, with the associated sublease income being recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease expense
Operating lease expense	$29,474	$29,061	$27,773
Variable lease expense (benefit) (1)	1,243	1,075	(97)
Total lease expense	$30,717	$30,136	$27,676
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,955	$29,568	$27,275

Right-of-use assets obtained in exchange for lease obligations
Operating leases	22,024	25,403	28,471

Right-of-use assets and lease obligations derecognized due to lease modifications
Right-of-use assets (1)	3,739	2,208	3,428
Lease obligations (1)	3,739	2,739	3,428
(1)Amounts presented in 2025 are related to the Obion Transaction, amounts in 2024 are related to the Birmingham Transaction, while amounts in 2023 relate to the Atkinson Transaction. Derecognition of right-of-use assets and lease obligations for both dispositions is related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	2025	2024
Weighted average remaining lease term	3.8 years	4.0 years

Weighted average discount rate	5.46%	5.36%
Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,	Amount
2026	$24,365
2027	20,092
2028	11,618
2029	8,087
2030	4,418
Thereafter	3,738
Total	72,318
Less: Present value discount	(7,113)
Lease liabilities	$65,205
Other Commitments
As of December 31, 2025, the company had contracted future purchases of grain, ethanol, distillers grains, and natural gas valued at approximately $202.2 million and future commitments for storage and transportation, valued at approximately $31.4 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants. As of December 31, 2025, one project has met criteria for substantial completion and is classified as debt and the two other projects are in the final stages and did not reach substantial completion until January of 2026. Payments associated with these contracts are due monthly over a period of twelve years, commencing after the capture facilities are considered substantially complete. Amounts due under the contracts are based on the achievement of certain project milestones and are subject to termination of all or portions of the contracts. Certain of the future obligations to Tallgrass High Plains Carbon Storage, LLC are secured by a leasehold deed of trust, security agreement and assignment of rents and leases. As of December 31, 2025, the company had incurred $104.2 million of accumulated construction costs in relation to the two projects yet to reach substantial completion, presented as carbon equipment liabilities on the consolidated balance sheets.
Government Assistance
During the year ended December 31, 2023 the company received relief grants of $3.4 million from the USDA related to the Biofuel Producer Program. The grants received were recorded as other income and the company has no further reporting or other obligations related to the receipt of these grants.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
17. EMPLOYEE BENEFIT PLANS
The company offers eligible employees a comprehensive employee benefits plan that includes health, dental, vision, life and accidental death, short-term disability and long-term disability insurance, and flexible spending accounts. The company also offers a 401(k) plan enabling eligible employees to save for retirement on a tax-deferred basis up to the limits allowed under the Internal Revenue Code. Effective January 1, 2025, the company decreased the employer match for employees with 5 years of service from 8% to 6% of eligible employee contributions, the same match for eligible employees with less than 5 years of service. Employee and employer contributions are 100% vested immediately. Employer contributions to the 401(k) plan for the years ended December 31, 2025, 2024 and 2023 were $3.0 million, $4.5 million and $3.9 million, respectively.
The company contributes to a defined benefit pension plan. Since January 2009, the benefits under the plan were frozen; however, the company remains obligated to ensure the plan is funded according to its requirements. As of December 31, 2025, the plan’s assets were $4.7 million and liabilities were $4.8 million. At December 31, 2025 and 2024, net liabilities of $0.1 million and $0.7 million, respectively, were included in other liabilities on the consolidated balance sheets.
18. SUBSEQUENT EVENTS
In January of 2026, the CCS construction projects at the company's Nebraska plants in Wood River and Central City reached substantial completion, joining the company's York, Nebraska plant which reached substantial completion in December of 2025. In accordance with the financing agreements for these projects, repayments have commenced in 2026. Monthly repayments are scheduled to continue for twelve years. Amounts classified as carbon equipment liabilities in the company's consolidated balance sheets as of December 31, 2025 will be reclassified as debt beginning in January 2026.