Form 10-Q
period 2026-03-31
Green Plains Inc.
filed 2026-05-07
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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
☐ Yes ☒ No
The registrant had 70,030,174 common stock outstanding as of May 5, 2026.

Commonly Used Defined Terms
Green Plains Inc. and Subsidiaries:

Green Plains Inc.; Green Plains; the company	Green Plains Inc. and its subsidiaries
FQT	Fluid Quip Technologies, LLC
Green Plains Commodity Management	Green Plains Commodity Management LLC
Green Plains Finance Company	Green Plains Finance Company LLC
Green Plains Grain	Green Plains Grain Company LLC
Green Plains Mount Vernon; Mount Vernon	Green Plains Mount Vernon LLC
Green Plains Obion; Obion	Green Plains Obion LLC
Green Plains Shenandoah; Shenandoah	Green Plains Shenandoah LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Wood River; Wood River	Green Plains Wood River LLC
Accounting Defined Terms:

ASC	Accounting Standards Codification
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPS	Earnings per share
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Industry and Other Defined Terms:

BlackRock	Funds and accounts managed by BlackRock
the Board; our Board	Board of Directors of Green Plains Inc.
CCS	Carbon capture and storage
CI	Carbon Intensity
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
FFV	Flexible-fuel vehicle
GHG	Greenhouse gas
GREET	Greenhouse gases, Regulated Emissions, and Energy use in Technologies
IRA	Inflation Reduction Act
LCFS	Low Carbon Fuel Standard
MmBtu	Million British Thermal Units
Mmg	Million gallons
MSC™	Maximized Stillage Co-products™ technology developed by Fluid Quip Technologies, LLC
MTBE	Methyl tertiary-butyl ether
OBBB	One Big Beautiful Bill Act
REC	Renewable energy certificate
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,719	$182,319
Restricted cash	87,425	47,813
Accounts receivable, net of allowances of $746 and $801, respectively	85,856	74,374
Inventories	139,409	148,095
Production tax credits	105,888	40,328
Prepaid expenses and other	17,698	18,117
Derivative financial instruments	10,279	11,494
Total current assets	542,274	522,540
Property and equipment, net of accumulated depreciation and amortization of $684,410 and $681,713, respectively	928,679	957,256
Operating lease right-of-use assets	65,254	63,849
Other assets	50,546	41,242
Total assets	$1,586,753	$1,584,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,591	$134,912
Accrued and other liabilities	68,291	66,828
Derivative financial instruments	35,359	7,901
Operating lease current liabilities	22,477	21,557
Short-term notes payable and other borrowings	34,000	33,584
Current maturities of long-term debt	69,316	3,924
Total current liabilities	318,034	268,706
Long-term debt	388,923	361,992
Operating lease long-term liabilities	44,045	43,648
Carbon equipment liabilities	12,869	104,217
Other liabilities	31,857	34,353
Total liabilities	795,728	812,916

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 75,702,894 and 75,495,731 shares issued, and 70,035,240 and 69,828,077 shares outstanding, respectively	76	76
Additional paid-in capital	1,267,319	1,267,839
Retained deficit	(406,638)	(439,576)
Accumulated other comprehensive loss	(14,107)	(618)
Treasury stock, 5,667,654 shares	(61,474)	(61,474)
Total Green Plains stockholders' equity	785,176	766,247
Noncontrolling interests	5,849	5,724
Total stockholders' equity	791,025	771,971
Total liabilities and stockholders' equity	$1,586,753	$1,584,887
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenues	$445,804	$601,515

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	357,858	598,476
Selling, general and administrative expenses	19,537	42,912
Depreciation and amortization expenses	23,637	22,387
Total costs and expenses	401,032	663,775
Operating income (loss)	44,772	(62,260)

Other income (expense)
Interest income	2,920	1,003
Interest expense	(11,485)	(8,913)
Other, net	152	(1,515)
Total other expense	(8,413)	(9,425)
Income (loss) before income taxes and income (loss) from equity method investees	36,359	(71,685)
Income tax expense	(2,916)	(106)
Income (loss) from equity method investees, net of income taxes	22	(850)
Net income (loss)	33,465	(72,641)
Net income attributable to noncontrolling interests	527	265
Net income (loss) attributable to Green Plains	$32,938	$(72,906)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$0.48	$(1.14)
Net income (loss) attributable to Green Plains - diluted	$0.42	$(1.14)

Weighted average shares outstanding
Basic	68,841	64,069
Diluted	84,135	64,069
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$33,465	$(72,641)
Other comprehensive loss, net of tax
Unrealized losses on derivatives arising during the period, net of tax benefit of $3,260 and $725, respectively	(9,569)	(2,307)
Reclassification of realized (gains) losses on derivatives, net of tax expense (benefit) of $1,335 and ($12), respectively	(3,920)	37
Total other comprehensive loss, net of tax	(13,489)	(2,270)
Comprehensive income (loss)	19,976	(74,911)
Comprehensive income attributable to noncontrolling interests	527	265
Comprehensive income (loss) attributable to Green Plains	$19,449	$(75,176)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$33,465	$(72,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	23,637	22,387
Amortization of debt issuance costs and non-cash interest expense	499	486
Inventory lower of cost or net realizable value adjustment	—	2,519
Deferred income taxes	2,873	713
Stock-based compensation	1,889	8,840
(Income) loss from equity method investees, net of income taxes	(22)	850
Other	(196)	1,073
Changes in operating assets and liabilities
Accounts receivable	(10,866)	(2,202)
Inventories	8,717	38,360
Production tax credits	(65,560)	—
Derivative financial instruments	10,590	(8,082)
Prepaid expenses and other assets	(3,630)	5,419
Accounts payable and accrued liabilities	(44,491)	(55,815)
Current income taxes	4,061	140
Other	(467)	2,912
Net cash used in operating activities	(39,501)	(55,041)

Cash flows from investing activities
Purchases of property and equipment, net	(6,448)	(16,710)
Proceeds from the sale of assets	2,000	—
Investment in equity method investees	—	(4,000)
Net cash used in investing activities	(4,448)	(20,710)

Cash flows from financing activities
Payments of principal on long-term debt	(1,046)	(480)
Proceeds from short-term borrowings	87,802	182,319
Payments on short-term borrowings	(87,386)	(185,755)
Payments related to tax withholdings for stock-based compensation	(2,409)	(1,372)
Other financing activities	—	(1,753)
Net cash used in financing activities	(3,039)	(7,041)

Net change in cash and cash equivalents, and restricted cash	(46,988)	(82,792)
Cash and cash equivalents, and restricted cash, beginning of period	230,132	209,395
Cash and cash equivalents, and restricted cash, end of period	$183,144	$126,603
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Three Months Ended March 31,
	2026	2025
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$95,719	$98,610
Restricted cash	87,425	27,993
Total cash and cash equivalents, and restricted cash	$183,144	$126,603

Supplemental disclosures of cash flow
Cash paid (refunded) for income taxes, net	$(4,019)	$29
Cash paid for interest	$6,395	$9,689
Capital expenditures in accounts payable	$2,169	$5,662
Capital expenditures in carbon equipment liabilities	$12,869	$28,509
Non-cash asset retirement obligation additions	$—	$4,691
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References to the Company
References to “Green Plains,” "we," "our" or the “company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Inc., an Iowa corporation, and its subsidiaries.
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
The accompanying consolidated financial statements are prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP for complete financial statements, the consolidated financial statements should be read in conjunction with the company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 10, 2026.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. See the change in accounting policy note directly below for more information.
Change in Accounting Policy
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z clean fuel production tax credits. The change in accounting policy results in the recognition of Section 45Z clean fuel production tax credits by analogy under the income model of ASU 2025-10, which results in a reduction of cost of goods sold in the statements of operations and recognition as production tax credits on the consolidated balance sheets. The company previously recorded the credits under ASC 740, Accounting for Income Taxes, which resulted in recognition within income tax benefit in the statements of operations and deferred income taxes, net in the consolidated balance sheets. The company determined that the income model under ASU 2025-10 is preferable because it better reflects the financial benefit of Section 45Z clean fuel production tax credits netted against the costs to produce the low-carbon fuels that the tax legislation was meant to incentivize. The company determined that retrospective adjustment to prior period financials is required. No Section 45Z clean fuel production tax credits were recognized during the first or second quarters of 2025, so no adjustments were made in the statements of operations; however, the company has reclassified balances previously reported as deferred income taxes, net, and other long-term liabilities to production tax credits on the consolidated balance sheets as of December 31, 2025. The company has included a summary of reclassifications in the table below to disclose the reclassifications to the financial statements presented in this filing to conform them to the presentation under the new accounting policy. The impact for the change in accounting policy resulted in $65.6 million of production tax credits being recorded as a reduction of cost of goods sold in the first quarter of 2026, which would have previously been recognized as income tax benefit under our previous accounting policy election.
The impact of all adjustments made to the consolidated financial statements presented in this filing is summarized in the following table (in thousands):

	Consolidated Balance Sheets as of December 31, 2025
	As Adjusted	As Previously Reported	Effect of Change
Current assets
Production tax credits	$40,328	$—	$40,328
Total current assets	522,540	482,212	40,328
Deferred income taxes, net	—	33,837	(33,837)
Total assets	$1,584,887	$1,578,396	$6,491

Liabilities
Other liabilities	$34,353	$27,862	$6,491
Total liabilities	$812,916	$806,425	$6,491
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The company bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances and regularly evaluates the appropriateness of its estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including but not limited to those relating to derivative financial instruments, accounting for income taxes and production tax credits, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.
Description of Business
The company operates within two operating segments: (1) ethanol production, which includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein at four plants, and renewable corn oil, in addition to CCS operations at our three Nebraska plants, and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities.
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
Production Tax Credits
Section 45Z clean fuel production tax credits are recorded in the period when production occurs and the company anticipates these credits will be sold in a qualifying manner. The credits are valued utilizing each qualifying facility’s CI score and the expected sales price of the credits, which is representative of fair value. The balance reported in the consolidated balance sheets represents the value of credits for which payment has not yet been collected.
Carbon Equipment Financing
The company engaged Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to construct carbon sequestration equipment at its three Nebraska plants in order to support the company's ability to generate available tax credits related to the production of low carbon fuels. All three projects have reached substantial completion, with spend related to the projects presented as debt on the consolidated balance sheets, except for an estimated $12.9 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The company financed the cost of the project, which will be paid monthly over 12 years. See Note 7 - Debt for more information.
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
Cost of Goods Sold
Cost of goods sold includes materials, direct labor, shipping, plant overhead and transportation costs, partially offset by Section 45Z production tax credits. Materials include the cost of corn feedstock, denaturant, and process chemicals. Corn feedstock costs include gains and losses on related derivative financial instruments not designated as cash flow hedges, inbound freight charges, inspection costs and transfer costs, as well as reclassifications of gains and losses on cash flow hedges from accumulated other comprehensive income or loss. Direct labor includes all compensation and related benefits of non-management personnel involved in production. Shipping costs incurred by the company, including railcar costs, are also reflected in cost of goods sold. Plant overhead consists primarily of plant utilities, and repairs and maintenance. Transportation costs include railcar leases, freight and shipping of the company's products, as well as storage costs incurred at destination terminals.
The Section 45Z clean fuel production credit is a general business credit under Section 38 that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBB, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit is calculated by multiplying the gallons of clean transportation fuel that complies with the qualified sale provision times the CI emission factor times the applicable credit rate per gallon ($0.20 for non-SAF transportation fuel, or $1.00, subject to adjustments based on GDP, if the taxpayer satisfies the prevailing wage requirements under Section 45Z). Based on production and CI scores for the three months ended March 31, 2026, the company recorded production tax credits net of discounts of $65.6 million related to Section 45Z production tax credits as a reduction of cost of goods sold. The company expects to benefit from certain energy related tax credits in future years.

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

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended March 31, 2026
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	18,052	—	—	18,052
Other	24,240	406	—	24,646
Intersegment revenues	—	71	(71)	—
Total revenues from contracts with customers	42,292	477	(71)	42,698
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	268,145	18,141	—	286,286
Distillers grains	47,205	2,364	—	49,569
Renewable corn oil	35,717	—	—	35,717
Other	—	31,534	—	31,534
Intersegment revenues	—	6,089	(6,089)	—
Total revenues from contracts accounted for as derivatives	351,067	58,128	(6,089)	403,106
Total Revenues	$393,359	$58,605	$(6,160)	$445,804

	Three Months Ended March 31, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	19,389	3,560	—	22,949
Other	11,244	1,653	—	12,897
Intersegment revenues	314	68	(382)	—
Total revenues from contracts with customers	30,947	5,281	(382)	35,846
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	378,221	70,102	—	448,323
Distillers grains	57,534	6,081	—	63,615
Renewable corn oil	31,070	—	—	31,070
Other	—	22,661	—	22,661
Intersegment revenues	—	5,704	(5,704)	—
Total revenues from contracts accounted for as derivatives	466,825	104,548	(5,704)	565,669
Total Revenues	$497,772	$109,829	$(6,086)	$601,515

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented approximately 65% of total revenues for the three months ended March 31, 2026, recorded within the ethanol production segment. Revenues from Customer B, Customer C and Customer D represented approximately 13%, 12% and 10%, respectively, of total revenues for the three months ended March 31, 2025, recorded within the ethanol production segment.

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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at March 31, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$95,719	$—	$—	$95,719
Restricted cash	87,425	—	—	87,425
Inventories carried at market	—	12,601	—	12,601
Production tax credits	—	105,888	—	105,888
Derivative financial instruments - assets	—	10,279	—	10,279
Other assets	—	32	—	32
Total assets measured at fair value	$183,144	$128,800	$—	$311,944

Liabilities
Accounts payable (1)	$—	$16,070	$—	$16,070
Derivative financial instruments - liabilities	—	8,318	—	8,318
Total liabilities measured at fair value	$—	$24,388	$—	$24,388

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$182,319	$—	$—	$182,319
Restricted cash	47,813	—	—	47,813
Inventories carried at market	—	24,736	—	24,736
Production tax credits	—	40,328	—	40,328
Derivative financial instruments - assets	—	6,927	—	6,927
Property and equipment, net of accumulated depreciation and amortization (2)	—	—	2,000	2,000
Total assets measured at fair value	$230,132	$71,991	$2,000	$304,123

Liabilities
Accounts payable (1)	$—	$28,598	$—	$28,598
Derivative financial instruments - liabilities	—	7,901	—	7,901
Other liabilities	—	1	—	1
Total liabilities measured at fair value	$—	$36,500	$—	$36,500

(1)Accounts payable is generally stated at historical amounts with the exception of $16.1 million and $28.6 million at March 31, 2026 and December 31, 2025, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)Property and equipment, net of accumulated depreciation and amortization includes $2.0 million of assets held for sale at December 31, 2025.
As of March 31, 2026, the fair value of the company’s debt was approximately $559.3 million compared with a book value of $492.2 million. At December 31, 2025, the fair value of the company’s debt was approximately $387.8 million compared with a book value of $399.5 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $85.9 million and $74.4 million at March 31, 2026 and December 31, 2025, respectively.
The fair values of tangible assets and goodwill acquired represent Level 3 measurements which were derived using a combination of the income approach, market approach and cost approach for the specific assets or liabilities being valued.
4.    SEGMENT INFORMATION
The company reports the financial and operating performance for the following two operating segments: (1) ethanol production, which includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein at four plants, and renewable corn oil, in addition to CCS operations at our three Nebraska plants, and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, Ultra-High Protein, renewable corn oil, natural gas and other commodities.
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

The Chief Operating Decision Maker ("CODM") for the company is the Chief Executive Officer. The CODM utilizes EBITDA to assess segment performance, which is derived from revenue less cost of goods sold and selling, general and administrative expenses. The CODM manages and allocates resources to the operations of the Company's two segments. This enables the Chief Executive Officer to assess the Company’s overall level of available resources and determine how best to deploy these resources for capital expenditure, research and development projects, and other strategic opportunities that are in line with our long-term strategic goals. The CODM is regularly provided with consolidated expense information or forecasted expense information for the applicable reportable segment.
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Ethanol production
Revenues from external customers	$393,359	$497,458
Intersegment revenues	—	314
Total segment revenues	393,359	497,772
Agribusiness and energy services
Revenues from external customers	52,445	104,057
Intersegment revenues	6,160	5,772
Total segment revenues	58,605	109,829
Revenues including intersegment activity	451,964	607,601
Intersegment eliminations	(6,160)	(6,086)
	$445,804	$601,515
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended March 31,
	2026	2025
Cost of goods sold
Ethanol production (1)	$321,631	$503,464
Agribusiness and energy services	42,387	101,098
Intersegment eliminations	(6,160)	(6,086)
	$357,858	$598,476

	Three Months Ended March 31,
	2026	2025
Gross margin
Ethanol production (1)	$71,728	$(5,692)
Agribusiness and energy services	16,218	8,731
	$87,946	$3,039

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization
Ethanol production	$23,218	$21,035
Agribusiness and energy services	31	598
Corporate activities	388	754
	$23,637	$22,387

	Three Months Ended March 31,
	2026	2025
Operating income (loss)
Ethanol production	$39,422	$(39,550)
Agribusiness and energy services	13,832	2,433
Corporate activities (2)	(8,482)	(25,143)
	$44,772	$(62,260)

(1)Ethanol production includes $56.1 million of Section 45Z production tax credits net of discounts and other costs for the three months ended March 31, 2026, recorded as a reduction of cost of goods sold.
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

	Three Months Ended March 31, 2026
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$63,056	$14,011	$77,067
Depreciation and amortization	(23,218)	(31)	(23,249)
Interest expense	(4,709)	(772)	(5,481)
Subtotal	$35,129	$13,208	$48,337
Unallocated corporate expenses (1)			(11,956)
Income tax expense, net of equity method income taxes			(2,916)
Net income			$33,465

	Three Months Ended March 31, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$(19,416)	$3,156	$(16,260)
Depreciation and amortization	(21,035)	(598)	(21,633)
Interest expense	(4,820)	(2,427)	(7,247)
Subtotal	$(45,271)	$131	$(45,140)
Unallocated corporate expenses (1)			(27,666)
Income tax benefit, net of equity method income taxes			165
Net loss			$(72,641)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our former CEO.
The following table sets forth total assets by operating segment (in thousands):

	March 31, 2026	December 31, 2025
Total assets (1)
Ethanol production	$1,220,927	$1,173,574
Agribusiness and energy services	247,655	278,222
Corporate assets	120,226	139,644
Intersegment eliminations	(2,055)	(6,553)
	$1,586,753	$1,584,887
(1)Asset balances by segment exclude intercompany balances.

5.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $1.5 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of December 31, 2025.
The components of inventories are as follows (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$25,193	$24,891
Commodities held for sale	12,601	24,736
Raw materials	29,787	26,650
Work-in-process	9,656	9,597
Supplies and parts	62,172	62,221
	$139,409	$148,095
6.    DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2026, the company’s consolidated balance sheet reflected unrealized losses of $14.1 million, net of tax, in accumulated other comprehensive loss. The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value			Liability Derivatives' Fair Value
	March 31, 2026	December 31, 2025		March 31, 2026		December 31, 2025
Derivative financial instruments - forwards	$10,279	$6,927	(2)	$8,318	(1)	$7,901
Other assets	32	—		—		—
Other liabilities	—	—		—		1
Total	$10,311	$6,927		$8,318		$7,902
(1)At March 31, 2026, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange-traded futures and options contracts of $27.0 million, which include $15.4 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, and $0.5 million of net unrealized losses on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
(2)At December 31, 2025, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange-traded futures and options contracts of $4.6 million, which include $0.6 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $1.1 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments, and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended March 31,
	2026	2025
Revenues	$390	$(25)
Cost of goods sold	4,865	(24)
Net income (loss) recognized in income (loss) before income taxes	$5,255	$(49)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended March 31,
	2026	2025
Commodity contracts	$(12,829)	$(3,032)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended March 31,
		2026	2025
Exchange-traded futures and options	Revenues	$(13,279)	$2,892
Forwards	Revenues	3,522	2,332
Exchange-traded futures and options	Cost of goods sold	(10,991)	(1,373)
Forwards	Cost of goods sold	2,178	(6,982)
Net gain (loss) recognized in income (loss) before income taxes		$(18,570)	$(3,131)

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	March 31, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$12,601	$1,015	$24,736	$(8,938)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended March 31,
	2026		2025
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of gain (loss) on exchange-traded futures reclassified from accumulated other comprehensive income into income	$390	$4,865	$(25)	$(24)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(385)	—	1,138
Exchange-traded futures designated as hedging instruments	—	1,106	—	231
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$390	$5,586	$(25)	$1,345

The notional volume of open commodity derivative positions as of March 31, 2026 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(31,775)				Bushels	Corn
Futures	32,920	(3)			Bushels	Corn
Futures	(2,845)	(4)			Bushels	Corn
Futures	(39,480)				Gallons	Ethanol
Futures	(97,020)	(3)			Gallons	Ethanol
Futures	(1,023)				MmBTU	Natural Gas
Futures	3,210	(3)			MmBTU	Natural Gas
Futures	(30)	(4)			MmBTU	Natural Gas
Forwards			45,693	—	Bushels	Corn
Forwards			15,967	(196,477)	Gallons	Ethanol
Forwards			3	(186)	Tons	Distillers Grains
Forwards			—	(48,089)	Pounds	Renewable Corn Oil
Forwards			12,937	(20)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $5.6 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively, on energy trading contracts.

7.    DEBT
The components of long-term debt are as follows (in thousands):

	March 31, 2026	December 31, 2025
Corporate
2.25% convertible notes due 2027 (1)	$60,000	$60,000
5.25% convertible notes due 2030 (2)	200,000	200,000
Green Plains Shenandoah
Term loan due 2035 (3)	69,750	70,125
Green Plains Central City Carbon Capture
Tallgrass Term loan due 2038	44,126	—
Green Plains Wood River Carbon Capture
Tallgrass Term loan due 2038	48,387	—
Green Plains York Carbon Capture
Tallgrass Term loan due 2037	34,389	34,523
Other	9,661	9,842
Total book value of long-term debt	466,313	374,490
Unamortized debt issuance costs	(8,074)	(8,574)
Less: current maturities of long-term debt	(69,316)	(3,924)
Total long-term debt	$388,923	$361,992
(1)The 2.25% notes had $0.3 million and $0.4 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, respectively.
(2)The 5.25% notes had $7.6 million and $8.0 million of unamortized debt issuance costs as of March 31, 2026 and December 31, 2025, respectively.
(3)The loan had $0.2 million and $0.2 million of unamortized debt issuance costs as of both March 31, 2026 and December 31, 2025, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	March 31, 2026	December 31, 2025
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$350.0 million revolver (1)	$14,000	$25,000
Green Plains Commodity Management
$20.0 million hedge line	20,000	8,584
	$34,000	$33,584
(1)The revolver was amended on April 17, 2026, and the borrowing limit was reduced to $300.0 million.
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

On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 Notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At March 31, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $90.3 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At March 31, 2026, the interest rate on the loan was 6.52%.
On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return ("IRR") on its investment. All projects met criteria for substantial completion and are classified as debt, except for an estimated $12.9 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The total estimated value of this debt recorded on the balance sheet is $126.9 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
The company also has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
On March 25, 2022, Green Plains Finance Company, Green Plains Grain and Green Plains Trade (collectively, the “Borrowers”), all wholly owned subsidiaries of the company, together with the company, as guarantor, entered into a five-year, $350.0 million senior secured sustainability-linked revolving Loan and Security Agreement (the “Facility”) with a group of financial institutions. This transaction refinanced the separate credit facilities previously held by Green Plains Grain and Green Plains Trade. As of March 31, 2026 the Facility was set to mature on March 25, 2027.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At March 31, 2026, the interest rate on the Facility was 6.83%.
On April 17, 2026, the Facility was further amended by the Second Amendment to the Loan and Security Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment (i) extends the termination date of the Facility from March 25, 2027 to September 25, 2027 and (ii) reduces the size of the Facility commitment from $350 million to $300 million.
Green Plains Commodity Management has a $20.0 million uncommitted revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2026, the interest rate on the facility was 5.45%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2026.
Covenant Compliance
The company was in compliance with its debt covenants as of March 31, 2026.
Restricted Net Assets
At March 31, 2026, there were approximately $43.4 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
8.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 1.0 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.

Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the three months ended March 31, 2026 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	1,083,233	$8.28
Granted	324,026	13.30
Forfeited	(32,597)	9.84
Vested	(302,779)	11.47
Non-Vested at March 31, 2026	1,071,883	$8.86	1.9
Performance Share Awards
On February 27, 2026, March 10, 2025, and March 13, 2024, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s carbon, high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2026, 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for the 2026 performance share grants and related valuation include a risk-free interest rate of 3.52%, dividend yields of 0%, expected volatility of 60.9%, closing stock price on the date of grant of $14.27, resulting in an estimated fair value of $24.93 per share. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2026, 2025 and 2024 awards are 1,173,904 performance shares which represents 200% of the 586,952 performance shares that remain outstanding, excluding forfeited shares. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
On March 9, 2023, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. The performance shares were granted at a target of 100%, but each performance share was reduced or increased depending on results for the performance period. Excluding 2023 performance shares that vested at target in accordance with termination agreements, based on the criteria discussed above, on March 9, 2026, the 2023 performance shares vested at 0% due to missed performance objectives and as a result, no shares were issued.
The non-vested performance share award activity for the three months ended March 31, 2026 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	461,441	$12.98
Granted	212,691	19.33
Forfeited	(41,116)	34.66
Vested	(46,064)	12.56
Non-Vested at March 31, 2026	586,952	$13.79	2.2

Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $1.9 million and $8.8 million for the three months ended March 31, 2026 and 2025, respectively, with the decrease primarily driven by accelerated vesting for the company's former CEO in the prior period. At March 31, 2026, there was $14.2 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 2.2 years. The potential tax benefit related to stock-based payment is approximately 25.4% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Green Plains	$32,938	$(72,906)
Weighted average shares outstanding - basic	68,841	64,069
EPS - basic	$0.48	$(1.14)

EPS - diluted
Net income (loss) attributable to Green Plains	$32,938	$(72,906)
2.25% convertible notes due 2027	313	—
5.25% convertible notes due 2030	2,265	—
Net income (loss) attributable to Green Plains - diluted	$35,516	$(72,906)

Weighted average shares outstanding - basic	68,841	64,069
Effect of dilutive convertible debt:
2.25% convertible notes due 2027	1,897	—
5.25% convertible notes due 2030	12,723	—
Effect of dilutive stock-based compensation awards	674	—
Weighted average shares outstanding - diluted	84,135	64,069

EPS - diluted	$0.42	$(1.14)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (1)	—	7,775

(1)The effect related to the company’s convertible debt, warrants and certain stock-based compensation awards has been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.

10.    STOCKHOLDERS’ EQUITY
Components of stockholders’ equity for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2025	75,502	$76	$1,267,839	$(439,576)	$(618)	5,668	$(61,474)	$766,247	$5,724	$771,971
Net income	—	—	—	32,938	—	—	—	32,938	527	33,465
Distributions declared	—	—	—	—	—	—	—	—	(402)	(402)
Other comprehensive loss before reclassification	—	—	—	—	(9,569)	—	—	(9,569)	—	(9,569)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(3,920)	—	—	(3,920)	—	(3,920)
Other comprehensive loss, net of tax	—	—	—	—	(13,489)	—	—	(13,489)	—	(13,489)
Stock-based compensation	201	—	(520)	—	—	—	—	(520)	—	(520)
Balance, March 31, 2026	75,703	$76	$1,267,319	$(406,638)	$(14,107)	5,668	$(61,474)	$785,176	$5,849	$791,025

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	$68	$1,221,114	$(391,204)	$(1,297)	2,805	$(31,174)	$797,507	$9,681	$807,188
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,		Statements of Operations Classification
	2026	2025
Gains (losses) on cash flow hedges
Commodity derivatives	$390	$(25)	(1)
Commodity derivatives	4,865	(24)	(2)
Total losses on cash flow hedges	5,255	(49)	(3)
Income tax expense (benefit)	(1,335)	12	(4)
Amounts reclassified from accumulated other comprehensive loss	$3,920	$(37)
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
The OBBB was signed into law on July 4, 2025. The OBBB includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions of the Tax Cuts & Jobs Act of 2017, and expanding certain IRA incentives while accelerating the phase-out of others. Important business provisions of the OBBB include reinstatement of permanent expensing of domestic research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. In addition, the OBBB extends the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029, and leaves credits generated from carbon capture under Section 45Q substantially unchanged. The company expects to benefit from the business provisions of the OBBB and the extension of certain energy credits under the IRA and not be negatively impacted by the phase-out of other energy credits. The company will benefit from the reinstatement of permanent expensing of domestic research and development costs and the higher EBITDA cap on the deduction for interest expense, as well as the extension of the tax credit for Clean Fuel Production under Section 45Z to December 31, 2029.
The company recorded income tax expense of $2.9 million for the three months ended March 31, 2026, compared with income tax expense of $0.1 million for the same period in 2025. The increase in income tax expense is primarily due to the increase in pre-tax book income, which was partially offset by the generation of non-taxable income from the Section 45Z production tax credits, and changes in the valuation allowance on deferred tax assets.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
12.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 11.6 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease expense
Operating lease expense	$6,857	$7,328
Variable lease expense (1)	604	222
Total lease expense	$7,461	$7,550
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,010	$7,372

Right-of-use assets obtained in exchange for lease obligations
Operating leases	8,027	282
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	3.7 years	3.8 years

Weighted average discount rate	5.40%	5.46%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2026 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2026	$19,211
2027	22,111
2028	13,637
2029	10,181
2030	4,597
Thereafter	3,739
Total	73,476
Less: Present value discount	(6,954)
Lease liabilities	$66,522
The company has two additional railcar operating leases commencing, with one during the second quarter of 2026 with undiscounted future lease payments of approximately $3.2 million and a lease terms of three years and another during the third quarter of 2026 with undiscounted future lease payments of approximately $0.9 million and a lease terms of five years. These amounts are not included in the tables above.
Other Commitments
As of March 31, 2026, the company had contracted future purchases of grain, ethanol, distillers grains and natural gas, valued at approximately $270.1 million and future commitments for storage and transportation, valued at approximately $36.6 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants. As of March 31, 2026, the company had incurred $12.9 million of accumulated construction costs in relation to the projects, presented as carbon equipment liabilities on the consolidated balance sheet.
Legal
The company is currently involved in litigation that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this report together with our annual report on Form 10-K for the year ended December 31, 2025.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A, “Risk Factors” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the failure to realize the anticipated results from the new products being developed or new technologies being deployed; the failure to realize the anticipated selling, general and administrative expense savings from restructuring; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels, distillers grains, Ultra-High Protein, and renewable corn oil; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions, changes in government policies, and global political or economic issues; the financial condition of the company’s customers and counterparties; any non-performance by customers and counterparties of their contractual obligations; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws such as the OBBB, tariffs, renewable fuel programs, tax credit programs, and low carbon programs; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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
Founded in 2004, Green Plains now owns nine strategically located plants across the Midwest, capable of processing approximately 287 million bushels of corn annually, when all plants are operating. Our focus remains on operating safely, efficiently and cost-effectively while reducing the CI of our products and maintaining financial flexibility to support long term growth. Our streamlined platform is positioned to create value through our focus on operational excellence, continuous improvement and disciplined capital allocation.

We group our business activities into the following two operating segments to manage performance:

•Ethanol Production. Our ethanol production segment includes the production, storage and transportation of ethanol, distillers grains, Ultra-High Protein at four plants, and renewable corn oil at nine biorefineries in Illinois, Indiana, Iowa, Minnesota and Nebraska, in addition to CCS facilities at our three Nebraska plants. At capacity, our nine facilities are capable of processing approximately 287 million bushels of corn per year and producing approximately 850 million gallons of ethanol, 2.0 million tons of distillers grains and Ultra-High Protein, and 296 million pounds of renewable corn oil, a low-carbon feedstock for biodiesel and renewable diesel. Our eight facilities currently in operation are capable of processing approximately 246 million bushels of corn and producing 730 million gallons of ethanol, 1.7 million tons of distillers grains and Ultra-High Protein, and 254 million pounds of renewable corn oil.

•Agribusiness and Energy Services. Our agribusiness and energy services segment includes grain procurement, storage and commodity marketing. We market our ethanol through a third party and also sell and distribute our ethanol plant co-products, including distillers grains and corn oil. We also buy and sell natural gas and other commodities in various markets.
Our carbon reduction strategy plays a central role in achieving lower CI biofuel production and participation in various clean fuel programs. Our CCS facilities are operational at our Central City, Wood River, and York facilities in Nebraska. These plants are connected to the Tallgrass Trailblazer CO2 Pipeline, while one of our Iowa and all of our Minnesota locations are committed to CCS through Summit Carbon Solutions, which projects operations commencing in 2028. CCS initiatives are expected to significantly lower CI across our platform. Based on current CI score estimates, all Green Plains facilities in operation are expected to qualify for the Section 45Z Clean Fuel Production Credit in 2026, inclusive of five non-CCS facilities.
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
Recent Developments
Production Tax Credits
The company has been and expects to continue to benefit from certain clean energy related tax credits as a result of recent changes in legislation. All eight of our operating ethanol plants have generated production tax credits under Section 45Z in 2026. The company has agreements to purchase RECs covering the three months ended March 31, 2026, to lower CI scores at certain plants. Based on production and CI scores for the three months ended March 31, 2026, the company recorded credits net of discounts totaling $65.6 million, reducing costs of goods sold, related to Section 45Z production tax credits at the eight qualifying plants. Under the current statutory framework, Section 45Z production credits are set to expire in 2029. The company would then look to monetize credits available under Section 45Q until 2037.
Revolver Amendment
On April 17, 2026, the Revolver Facility was further amended by the Second Amendment to the Loan and Security Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment, among other things, (i) extends the termination date of the Revolver Facility from March 25, 2027 to September 25, 2027 and (ii) reduces the size of the Revolver Facility commitment from $350 million to $300 million.

Results of Operations
During the first quarter of 2026, our plants in operation maintained an average utilization rate of approximately 97% of capacity, resulting in ethanol production of 174.2 mmg, compared with 195.2 mmg, or 92% of capacity, for the same quarter last year. The prior period utilization above has been adjusted to reflect updated capacity and for comparative purposes to align with our current period presentation. Our operating strategy is to transform our company to a value-add agricultural technology company creating lower carbon, high-value ingredients from existing resources. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable co-products we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.10 million barrels per day during the first quarter of 2026, which was approximately 2.0% higher than the 1.08 million barrels per day for the same quarter last year. Refiner and blender input volume was 857 thousand barrels per day for the first quarter of 2026, compared with 855 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2026 was in line with the prior year quarter at 8.5 million barrels per day. U.S. domestic ethanol ending stocks decreased by approximately 0.6 million barrels compared to the prior year, or 2.3%, to 26.0 million barrels as of March 31, 2026.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2026, were approximately 422 mmg, up from the 337 mmg for the same period of 2025. Year to date, Canada was the largest export destination for U.S. ethanol accounting for approximately 31% of domestic ethanol export volume, driven in part by their national clean fuel standard. Netherlands, Brazil, India and Colombia accounted for approximately 18%, 15%, 9%, and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.3 to 2.4 billion gallons in 2026, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow since the advent of our transformation, so too has the production of vegetable proteins from multiple companies in an effort to capitalize on this trend, most notably in U.S. soy crushing capacity, which has led to an over-supplied domestic market and compressed protein values. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the first quarter of 2026, soybean crush was approximately 656.6 million bushels, up 83.7 million bushels from the 572.9 million bushels crushed during the first quarter of 2025. Soybean oil stocks for the first quarter of 2026 were 2.0 billion pounds, which was up 0.5 billion pounds from the 1.5 billion pounds of stocks as of March 31, 2025. Soybean meal production was 15.6 million short tons for the first quarter of 2026, up 2.0 million short tons from the 13.6 million short tons from the same period in the prior year.
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
The Clean Fuel Production Credit under Section 45Z of the Internal Revenue Code was enacted as part of the IRA and subsequently amended by the OBBB. Section 45Z provides a production tax credit for domestically produced transportation fuel with lifecycle greenhouse gas emissions below a specified threshold for fuel produced after December 31, 2024 and sold before January 1, 2030. The value of the credit is determined based on the fuel’s CI score, subject to prevailing wage and apprenticeship requirements, and may be transferred to third parties.
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
The IRA also expanded the carbon capture and sequestration credit under Section 45Q of the Internal Revenue Code to $85 per metric ton of carbon dioxide permanently sequestered. However, Section 45Q credits generally cannot be claimed on the same emissions reductions used to calculate Section 45Z credits, which may affect the economics and timing of carbon capture investments.
The RFS sets a floor for biofuels use in the United States. In March 2026, the EPA finalized RVOs for 2026 and 2027, setting the implied conventional ethanol levels at 15 billion gallons for 2026 and 2027. The EPA also finalized an increase in biomass based diesel volumes setting the volumes at 5.4 billion for 2026 and 5.7 billion for 2027. The EPA's proposal that any foreign produced fuel or fuel produced with foreign feedstocks would only generate 50% of the RIN value did not make it in the final rule. Instead, the EPA indicated this provision would be incorporated into the 2028 RVO. The final RVO includes 70% reallocation of volumes previously waived by SREs.
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
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2026 driving season marking the eighth consecutive year that E15 is able to be sold year-round nationwide. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states, which would have the practical effect of allowing for E15 to be sold year-round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.

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
Comparability
There are various events that could affect comparability of our operating results, including fluctuations in our production rates in 2026 compared to 2025, primarily driven by the disposition of our Obion, Tennessee plant in September of 2025, the ceasing of a third-party ethanol marketing agreement effective April 1, 2025, the recognition of Section 45Z production tax credits in 2026, which were not recorded until the third quarter of 2025, and restructuring costs recorded in 2025.
Segment Results
We report the financial and operating performance for the following two operating segments: (1) ethanol production, which includes the production, storage, and transportation of ethanol, distillers grains, Ultra-High Protein at four plants, and renewable corn oil, in addition to CCS operations at our three Nebraska plants, and (2) agribusiness and energy services, which includes grain handling and storage, commodity marketing and merchant trading for company-produced and third-party ethanol, distillers grains, renewable corn oil, natural gas and other commodities.
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

The selected operating segment financial information is as follows (in thousands):

	Three Months Ended March 31,		% Variance
	2026	2025
Revenues
Ethanol production
Revenues from external customers	$393,359	$497,458	(20.9)%
Intersegment revenues	—	314	(100.0)
Total segment revenues	393,359	497,772	(21.0)
Agribusiness and energy services
Revenues from external customers	52,445	104,057	(49.6)
Intersegment revenues	6,160	5,772	6.7
Total segment revenues	58,605	109,829	(46.6)
Revenues including intersegment activity	451,964	607,601	(25.6)
Intersegment eliminations	(6,160)	(6,086)	1.2
	$445,804	$601,515	(25.9)%

	Three Months Ended March 31,		% Variance
	2026	2025
Cost of goods sold
Ethanol production (1)	$321,631	$503,464	(36.1)%
Agribusiness and energy services	42,387	101,098	(58.1)
Intersegment eliminations	(6,160)	(6,086)	1.2
	$357,858	$598,476	(40.2)%

	Three Months Ended March 31,		% Variance
	2026	2025
Gross margin
Ethanol production (1)	$71,728	$(5,692)	*
Agribusiness and energy services	16,218	8,731	85.8
	$87,946	$3,039	*

	Three Months Ended March 31,		% Variance
	2026	2025
Depreciation and amortization
Ethanol production	$23,218	$21,035	10.4%
Agribusiness and energy services	31	598	(94.8)
Corporate activities	388	754	(48.5)
	$23,637	$22,387	5.6%

	Three Months Ended March 31,		% Variance
	2026	2025
Operating income (loss)
Ethanol production	$39,422	$(39,550)	*
Agribusiness and energy services	13,832	2,433	*
Corporate activities (2)	(8,482)	(25,143)	(66.3)
	$44,772	$(62,260)	*
(1)Ethanol production includes $56.1 million of Section 45Z production tax credits net of discounts and other costs for the three months ended March 31, 2026, recorded as a reduction of cost of goods sold.
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
The following table reconciles net loss including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2026	2025
Net income (loss)	$33,465	$(72,641)	*
Interest expense	11,485	8,913	28.9
Income tax expense (benefit), net of equity method income taxes	2,916	(165)	*
Depreciation and amortization (1)	23,637	22,387	5.6
EBITDA	71,503	(41,506)	*
Restructuring costs	—	16,587	(100.0)
Proportional share of EBITDA adjustments to equity method investees	45	735	(93.9)
Adjusted EBITDA	$71,548	$(24,184)	*
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.

The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended March 31,		% Variance
	2026	2025
Adjusted EBITDA
Ethanol production (1)	$63,056	$(19,416)	*
Agribusiness and energy services	14,011	3,156	*
Corporate activities (2)	(5,564)	(25,246)	(78.0)
EBITDA	71,503	(41,506)	*
Restructuring costs	—	16,587	(100.0)
Proportional share of EBITDA adjustments to equity method investees	45	735	(93.9)
	$71,548	$(24,184)	*
(1)Ethanol production includes $55.2 million of Section 45Z production tax credits recorded net of discounts and other costs for the three months ended March 31, 2026.
(2)Corporate activities includes $10.3 million of restructuring costs recorded within selling, general and administrative expenses for the three months ended March 31, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
* Percentage variance not considered meaningful.
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Consolidated Results
Consolidated revenues decreased $155.7 million for the three months ended March 31, 2026 compared with the same period in 2025, primarily due to lower revenues within our ethanol production segment as a result of lower volumes sold primarily driven by the disposition of our Obion, Tennessee plant and lower weighted average selling prices on ethanol, as well as lower revenues in our agribusiness and energy services segment as a result of the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025.
Net income increased $106.1 million and adjusted EBITDA increased $95.7 million for the three months ended March 31, 2026 compared with the same period last year primarily due to recognition of $55.2 million of Section 45Z production tax credits net of discounts and other costs, higher margins in our ethanol production and agribusiness and energy services segments and $23.4 million of lower selling, general and administrative expenses primarily as a result of restructuring costs of $16.6 million incurred during the three months ended March 31, 2025. Interest expense increased $2.6 million for the three months ended March 31, 2026 compared with the same period in 2025 primarily due to higher debt balances associated with carbon sequestration equipment. Income tax expense was $2.9 million for the three months ended March 31, 2026, compared with income tax expense of $0.1 million for the same period in 2025 primarily due to the increase in pre-tax book income, which was partially offset by the generation of non-taxable income from the Section 45Z production tax credits, and changes in the valuation allowance on deferred tax assets.
The following discussion provides greater detail about our first quarter segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended March 31,
	2026	2025	% Variance

Ethanol (gallons)	174,196	195,328	(10.8)%
Distillers grains (equivalent dried tons)	362	417	(13.2)
Ultra-High Protein (tons)	54	68	(20.6)
Renewable corn oil (pounds)	58,476	64,263	(9.0)
Corn consumed (bushels)	58,802	66,264	(11.3)
Revenues in our ethanol production segment decreased $104.4 million for the three months ended March 31, 2026 compared with the same period in 2025, primarily due to lower ethanol, distillers grains and renewable corn oil volumes sold resulting in decreased revenues of $40.8 million, $10.8 million and $2.8 million, respectively, lower weighted average selling prices on ethanol resulting in decreased revenues of $57.6 million, and decreased revenues as a result of hedging activities of $12.3 million, partially offset by higher project revenues of $5.8 million and higher renewable corn oil weighted average selling prices resulting in increased revenues of $7.4 million.
Cost of goods sold in our ethanol production segment decreased $181.8 million for the three months ended March 31, 2026 compared with the same period last year primarily due to the recognition of $56.1 million of Section 45Z production tax credits net of discounts and other costs, as well as lower freight costs, lower corn volumes purchased, decreased weighted average corn prices, lower ethanol volumes purchased and hedging activities resulting in decreased costs of $37.3 million, $35.7 million, $24.4 million, $14.5 million and $7.5 million, respectively.
Operating income in our ethanol production segment increased $79.0 million for the three months ended March 31, 2026 compared with the same period in 2025 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $23.2 million for the three months ended March 31, 2026, compared with $21.0 million for the same period last year, with the increase driven by carbon sequestration equipment placed in service during the fourth quarter of 2025.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $51.2 million while operating income increased $11.4 million for the three months ended March 31, 2026, compared with the same period in 2025. The decrease in revenues was primarily due to the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025, offset by higher natural gas revenues. The increase in operating income was primarily due to higher natural gas trading margins.
Intersegment Eliminations
Intersegment eliminations of revenues increased by $0.1 million for the three months ended March 31, 2026.
Corporate Activities
Operating loss was impacted by an decrease in corporate activities of $16.7 million for the three months ended March 31, 2026 compared with 2025 primarily due to higher personnel costs as a result of restructuring in the prior period.
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
On March 31, 2026, we had $95.7 million in cash and cash equivalents and $87.4 million in restricted cash. We also had $336.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $148.3 million as of March 31, 2026. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At March 31, 2026, our subsidiaries had approximately $43.4 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities. On April 17, 2026, the Revolver Facility was amended by the Second Amendment to the Loan and Security Agreement and the borrowing limit was reduced from $350 million to $300 million which reduced our total corporate liquidity.
Net cash used in operating activities was $39.5 million for the three months ended March 31, 2026, compared with net cash used in operating activities of $55.0 million for the same period in 2025. Net cash used in operating activities compared to the prior year decreased primarily due to higher net income and changes in derivative financial instruments partially offset by working capital changes related to inventories, production tax credits and accounts payable. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2026, compared with net cash used in investing activities of $20.7 million for the same period in 2025. Investing activities were primarily affected by lower capital expenditures in the current period. Net cash used in financing activities was $3.0 million for the three months ended March 31, 2026, compared with net cash used in financing activities of $7.0 million for the same period in 2025, primarily due higher net payments on short-term borrowings in 2025.
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
We incurred capital expenditures of approximately $6.4 million during the three months ended March 31, 2026, primarily for various capital projects. The current projected estimate for capital spending related to maintenance, environmental, health and safety is approximately $15 million to $25 million for the remainder of 2026, which is subject to review prior to the initiation of any project, and expected to be financed with cash on hand and with cash provided by operating activities. We expect additional capital spending related to growth projects during the remainder of 2026.
The company financed the CCS projects at its three Nebraska plants. The payments have commenced and the company is estimating annualized payments to total $17.1 million in 2026.
The company generated $55.2 million of EBITDA resulting from Section 45Z production tax credits net of discounts and other costs during the three months ended March 31, 2026. Estimated based on the current production outlook, eligible gallons, and price assumptions similar to the production tax credits that were agreed to in the fall of 2025, the company expects to generate between $200 million and $225 million of EBITDA from the generation of 45Z production tax credits for the year ended December 31, 2026. This is subject to change based on actual production volumes, CI factors at eligible plants, and the final sales price of production tax credits generated in 2026.
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
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares of common stock during the first quarter of 2026.

We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.
Debt
We were in compliance with our debt covenants at March 31, 2026. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
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
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At March 31, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
Ethanol Production Segment
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At March 31, 2026, the outstanding principal balance was $69.8 million on the loan and the interest rate was 6.52%.
On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return ("IRR") on its investment. All projects met criteria for substantial completion and are classified as debt. The total estimated value of this debt recorded on the balance sheet is $126.9 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment
At March 31, 2026, Green Plains Finance Company, Green Plains Grain and Green Plains Trade had total senior secured revolving commitments of $350.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At March 31, 2026, the outstanding principal balance was $14.0 million on the facility and the interest rate was 6.83%. On April 17, 2026, the Facility was further amended by the Second Amendment to the Loan and Security Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment (i) extends the termination date of the Facility from March 25, 2027 to September 25, 2027 and (ii) reduces the size of the Facility commitment from $350 million to $300 million.
Green Plains Commodity Management has an uncommitted $20.0 million secured revolving credit facility to finance margins related to its hedging programs that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At March 31, 2026, the outstanding principal balance was $20.0 million on the facility and the interest rate was 5.45%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of March 31, 2026.
Refer to Note 7 - Debt in the notes to the consolidated financial statements included herein for more information about our debt.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of March 31, 2026 totaled $73.5 million. As of March 31, 2026, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $270.1 million, future commitments for storage and transportation valued at approximately $36.6 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $12.9 million. Refer to Note 12 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Critical accounting policies, including those relating to derivative financial instruments and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2025.
Accounting for Section 45Z Production Tax Credits
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z clean fuel production tax credits. Under this new policy, the recognition of the production tax credits is contingent on meeting the requirements of Section 45Z and the credits are generated after the low-carbon ethanol is produced. We recognize the Section 45Z production tax credits at fair value, which is determined by the expected transfer price of the credits. The production tax credits are recognized as current assets in the consolidated balance sheets and as a reduction of cost of goods sold in the consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At March 31, 2026, we had $492.2 million in debt, $34.0 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.3 million per year.
For additional information related to our debt, see Note 7 – Debt included herein as part of the notes to the consolidated financial statements and Note 11 – Debt included as part of the notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three months ended March 31, 2026, revenues included net losses of $9.4 million, and cost of goods sold included net losses of $2.8 million associated with derivative financial instruments.
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

10% change in price for the next 12 months starting on March 31, 2026, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	730,000	Gallons	$91,453
Corn	246,000	Bushels	$87,273
Distillers grains (2)	1,710	Tons (3)	$17,798
Renewable corn oil	254,000	Pounds	$11,333
Natural gas	19,900	MmBTU	$2,884
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2025, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the first quarter of 2026:

Period	Total Number of Shares Withheld	Average Price Paid per Share
January 1 - January 31	119,779	$9.87
February 1 - February 28	—	—
March 1 - March 31	80,146	15.31
Total	199,925	$12.05
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares during the first quarter of 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1*
Confidential Severance Agreement and Release by and between Green Plains Inc. and Phil Boggs dated January 5, 2026 (incorporated herein by reference to Exhibit 10.16(d) to the company's Annual Report on Form 10-K filed on February 10, 2026)

10.2*
Offer Letter by and between Green Plains Inc. and Ann Reis, dated December 10, 2025 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on January 5, 2026)

10.3*
Employment Agreement by and between Green Plains Inc. and Ann Reis, effective January 6, 2026 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on January 5, 2026)

10.4*
Offer Letter by and between Green Plains Inc. and Ryan Loneman, dated January 8, 2026 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on January 12, 2026)

10.5*
Employment Agreement by and between Green Plains Inc. and Ryan Loneman, effective January 26, 2026 (incorporated herein by reference to Exhibit 10.2 to the company's Current Report on Form 8-K filed on January 12, 2026)

10.6(a)*	Employment Agreement by and between Green Plains Inc. and Jamie Herbert, effective October 3, 2022
10.6(b)*	Executive Change in Control Severance Plan Participation Letter-Amended and Restated by and between Green Plains Inc. and Jamie Herbert, effective June 5, 2025
10.7(a)*	Employment Agreement by and between Green Plains Inc. and Imre Havasi, effective February 20, 2025
10.7(b)*	Executive Change in Control Severance Plan Participation Letter by and between Green Plains Inc. and Imre Havasi, effective April 25, 2025
10.8*	Employment Agreement by and between Green Plains Inc. and Trent Collins, effective August 19, 2025
10.9**
Second Amendment to Loan and Security Agreement dated April 17, 2026, related to Loan and Security Agreement dated March 25, 2022, by and among Green Plains Inc., as Guarantor, Green Plains Finance Company LLC, Green Plains Grain Company LLC and Green Plains Trade Group LLC as the Borrowers, ING Capital LLC, as Agent and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on April 23, 2026)

18.1	Letter from KPMG LLP regarding Change in Accounting Policy, dated May 7, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL.
*Represents management compensatory contract

** Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: May 7, 2026	By:	/s/ Chris G. Osowski
Chris G. Osowski
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Ann Reis
Ann Reis
Chief Financial Officer
(Principal Financial Officer)