Form 10-Q
period 2026-06-30
Green Plains Inc.
filed 2026-08-06
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
☐ Yes ☒ No
The registrant had 70,095,328 common stock outstanding as of August 3, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$185,384	$182,319
Restricted cash	57,691	47,813
Accounts receivable, net of allowances of $772 and $801, respectively	79,584	74,374
Inventories	128,563	148,095
Production tax credits	133,182	40,328
Prepaid expenses and other	17,051	18,117
Derivative financial instruments	23,997	11,494
Total current assets	625,452	522,540
Property and equipment, net of accumulated depreciation and amortization of $703,871 and $681,713, respectively	918,053	957,256
Operating lease right-of-use assets	63,798	63,849
Other assets	49,764	41,242
Total assets	$1,657,067	$1,584,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$94,688	$134,912
Accrued and other liabilities	42,530	39,427
Unearned revenue	29,902	27,401
Derivative financial instruments	26,605	7,901
Operating lease current liabilities	23,508	21,557
Short-term notes payable and other borrowings	27,004	33,584
Current maturities of long-term debt	69,510	3,924
Total current liabilities	313,747	268,706
Long-term debt	387,176	361,992
Operating lease long-term liabilities	41,436	43,648
Carbon equipment liabilities	12,360	104,217
Other liabilities	32,503	34,353
Total liabilities	787,222	812,916

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 75,765,934 and 75,495,731 shares issued, and 70,098,280 and 69,828,077 shares outstanding, respectively	76	76
Additional paid-in capital	1,268,815	1,267,839
Retained deficit	(339,489)	(439,576)
Accumulated other comprehensive income (loss)	2,006	(618)
Treasury stock, 5,667,654 shares	(61,474)	(61,474)
Total Green Plains stockholders' equity	869,934	766,247
Noncontrolling interests	(89)	5,724
Total stockholders' equity	869,845	771,971
Total liabilities and stockholders' equity	$1,657,067	$1,584,887
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$446,224	$552,829	$892,028	$1,154,344

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	333,194	511,259	691,052	1,109,735
Selling, general and administrative expenses	21,707	27,605	41,244	70,517
Loss on sale of assets	—	4,044	—	4,044
Depreciation and amortization expenses	23,449	27,560	47,086	49,947
Impairment of assets held for sale	—	10,724	—	10,724
Total costs and expenses	378,350	581,192	779,382	1,244,967
Operating income (loss)	67,874	(28,363)	112,646	(90,623)

Other income (expense)
Interest income	1,449	634	4,369	1,637
Interest expense	(8,130)	(13,899)	(19,615)	(22,812)
Other, net	516	(39)	668	(1,554)
Total other expense	(6,165)	(13,304)	(14,578)	(22,729)
Income (loss) before income taxes and income (loss) from equity method investees	61,709	(41,667)	98,068	(113,352)
Income tax benefit (expense)	5,485	(2,294)	2,569	(2,400)
Income (loss) from equity method investees, net of income taxes	12	(28,266)	34	(29,116)
Net income (loss)	67,206	(72,227)	100,671	(144,868)
Net income attributable to noncontrolling interests	57	11	584	276
Net income (loss) attributable to Green Plains	$67,149	(72,238)	$100,087	(145,144)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$0.97	$(1.09)	$1.45	$(2.22)
Net income (loss) attributable to Green Plains - diluted	$0.83	$(1.09)	$1.25	$(2.22)

Weighted average shares outstanding
Basic	69,112	66,491	68,977	65,287
Diluted	84,494	66,491	84,381	65,287

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$67,206	$(72,227)	$100,671	$(144,868)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives arising during the period, net of tax (expense) benefit of ($1,609), $2,814, $1,651 and $3,539, respectively	4,716	(8,191)	(4,853)	(10,498)
Reclassification of realized losses on derivatives, net of tax benefit of ($3,879), ($927), ($2,544) and ($939), respectively	11,397	2,747	7,477	2,784
Total other comprehensive income (loss), net of tax	16,113	(5,444)	2,624	(7,714)
Comprehensive income (loss)	83,319	(77,671)	103,295	(152,582)
Comprehensive income attributable to noncontrolling interests	57	11	584	276
Comprehensive income (loss) attributable to Green Plains	$83,262	$(77,682)	$102,711	$(152,858)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$100,671	$(144,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	47,086	49,947
Amortization of debt issuance costs and non-cash interest expense	1,248	6,166
Loss on sale of assets	—	4,044
Impairment of assets held for sale	—	10,724
Inventory lower of cost or net realizable value adjustment	—	2,255
Deferred income taxes	(2,605)	2,600
Stock-based compensation	4,203	11,123
(Income) loss from equity method investees, net of income taxes	(34)	29,116
Other	(497)	64
Changes in operating assets and liabilities
Accounts receivable	(5,675)	16,428
Inventories	19,747	69,287
Production tax credits	(92,854)	—
Derivative financial instruments	9,720	(5,547)
Prepaid expenses and other assets	(2,791)	12,639
Accounts payable and accrued liabilities	(35,785)	(61,235)
Current income taxes	3,910	685
Other	423	326
Net cash provided by operating activities	46,767	3,754

Cash flows from investing activities
Purchases of property and equipment, net	(17,140)	(27,853)
Proceeds from the sale of assets	2,000	421
Investment in equity method investees	—	(4,909)
Net cash used in investing activities	(15,140)	(32,341)

Cash flows from financing activities
Payments of principal on long-term debt	(3,098)	(962)
Proceeds from short-term borrowings	145,369	301,841
Payments on short-term borrowings	(151,949)	(362,803)
Payments of dividends and distributions	(1,617)	—
Purchase of minority interests	(4,700)	—
Net proceeds from product financing arrangement	—	37,146
Payments of loan fees	(250)	(81)
Payments related to tax withholdings for stock-based compensation	(2,439)	(1,476)
Other financing activities	—	(1,753)
Net cash used in financing activities	(18,684)	(28,088)

Net change in cash and cash equivalents, and restricted cash	12,943	(56,675)
Cash and cash equivalents, and restricted cash, beginning of period	230,132	209,395
Cash and cash equivalents, and restricted cash, end of period	$243,075	$152,720
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Six Months Ended June 30,
	2026	2025
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$185,384	$108,624
Restricted cash	57,691	44,096
Total cash and cash equivalents, and restricted cash	$243,075	$152,720

Supplemental disclosures of cash flow
Cash paid (refunded) for income taxes, net	$(3,875)	$497
Cash paid for interest	$16,318	$16,642
Capital expenditures in accounts payable	$3,660	$2,215
Capital expenditures in carbon equipment liabilities	$12,360	$82,008
Non-cash asset retirement obligation additions	$—	$4,691
Non-cash issuance of warrants	$738	$5,656
Non-cash modification of warrants	$—	$7,520
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
The company also owns a majority interest in FQT, with its results being consolidated in our consolidated financial statements.
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
Change in Accounting Policy
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z clean fuel production tax credits. The change in accounting policy results in the recognition of Section 45Z clean fuel production tax credits by analogy under the income model of ASU 2025-10, which results in a reduction of cost of goods sold in the statements of operations and recognition as production tax credits on the consolidated balance sheets. The company previously recorded the credits under ASC 740, Accounting for Income Taxes, which resulted in recognition within income tax benefit in the statements of operations and deferred income taxes, net in the consolidated balance sheets. The company determined that the income model under ASU 2025-10 is preferable because it better reflects the financial benefit of Section 45Z clean fuel production tax credits netted against the costs to produce the low-carbon fuels that the tax legislation was meant to incentivize. The company determined that retrospective adjustment to prior period financials is required. No Section 45Z clean fuel production tax credits were recognized during the first or second quarters of 2025, so no adjustments were made in the statements of operations; however, the company has reclassified balances previously reported as deferred income taxes, net, and other long-term liabilities to production tax credits on the consolidated balance sheets as of December 31, 2025. The company has included a summary of reclassifications in the table below to disclose the reclassifications to the financial statements presented in this filing to conform them to the presentation under the new accounting policy. The impact for the change in accounting policy resulted in $134.0 million of production tax credits being recorded as a reduction of cost of goods sold in the first and second quarters of 2026, which would have previously been recognized as income tax benefit under our previous accounting policy election.

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
Production Tax Credits
Section 45Z clean fuel production tax credits are recorded in the period when production occurs and the company anticipates these credits will be sold in a qualifying manner. The credits are valued utilizing each qualifying facility’s CI score and the expected sales price of the credits, which is representative of fair value. The balance reported in the consolidated balance sheets represents the value of credits the company anticipates will be sold.

Carbon Equipment Financing
The company engaged Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to construct carbon sequestration equipment at its three Nebraska plants in order to support the company's ability to generate available tax credits related to the production of low carbon fuels. All three projects have reached substantial completion, with spend related to the projects presented as debt on the consolidated balance sheets, except for an estimated $12.4 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The company financed the cost of the project, which will be paid monthly over 12 years. See Note 8 - Debt for more information.
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
The Section 45Z clean fuel production credit is a general business credit under Section 38 that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBB, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit is calculated by multiplying the gallons of clean transportation fuel that complies with the qualified sale provision times the CI emission factor times the applicable credit rate per gallon ($0.20 for non-SAF transportation fuel, or $1.00, subject to adjustments based on GDP, if the taxpayer satisfies the prevailing wage requirements under Section 45Z). Based on production and CI scores for the three and six months ended June 30, 2026, the company recorded production tax credits net of discounts of $68.4 million and $134.0 million related to Section 45Z production tax credits as a reduction of cost of goods sold, respectively. The company expects to benefit from certain energy related tax credits in future years.
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

2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended June 30, 2026
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	15,794	—	—	15,794
Other	29,662	414	—	30,076
Intersegment revenues	—	51	(51)	—
Total revenues from contracts with customers	45,456	465	(51)	45,870
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	281,299	31,696	—	312,995
Distillers grains	42,153	260	—	42,413
Renewable corn oil	41,860	—	—	41,860
Other	—	3,086	—	3,086
Intersegment revenues	—	4,039	(4,039)	—
Total revenues from contracts accounted for as derivatives	365,312	39,081	(4,039)	400,354
Total Revenues	$410,768	$39,546	$(4,090)	$446,224

	Six Months Ended June 30, 2026
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	33,846	—	—	33,846
Other	53,902	820	—	54,722
Intersegment revenues	—	122	(122)	—
Total revenues from contracts with customers	87,748	942	(122)	88,568
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	549,444	49,837	—	599,281
Distillers grains	89,358	2,624	—	91,982
Renewable corn oil	77,577	—	—	77,577
Other	—	34,620	—	34,620
Intersegment revenues	—	10,128	(10,128)	—
Total revenues from contracts accounted for as derivatives	716,379	97,209	(10,128)	803,460
Total Revenues	$804,127	$98,151	$(10,250)	$892,028

	Three Months Ended June 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	23,708	2,945	—	26,653
Other	39,057	479	—	39,536
Intersegment revenues	199	61	(260)	—
Total revenues from contracts with customers	62,964	3,485	(260)	66,189
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	373,039	16,220	—	389,259
Distillers grains	53,749	3,232	—	56,981
Renewable corn oil	37,401	—	—	37,401
Other	—	2,999	—	2,999
Intersegment revenues	—	5,595	(5,595)	—
Total revenues from contracts accounted for as derivatives	464,189	28,046	(5,595)	486,640
Total Revenues	$527,153	$31,531	$(5,855)	$552,829

	Six Months Ended June 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	43,097	6,505	—	49,602
Other	50,301	2,132	—	52,433
Intersegment revenues	513	129	(642)	—
Total revenues from contracts with customers	93,911	8,766	(642)	102,035
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	751,260	86,322	—	837,582
Distillers grains	111,283	9,313	—	120,596
Renewable corn oil	68,471	—	—	68,471
Other	—	25,660	—	25,660
Intersegment revenues	—	11,299	(11,299)	—
Total revenues from contracts accounted for as derivatives	931,014	132,594	(11,299)	1,052,309
Total Revenues	$1,024,925	$141,360	$(11,941)	$1,154,344

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented approximately 74% and 72% of total revenues for the three and six months ended June 30, 2026, respectively, recorded within the ethanol production segment. Revenues from Customer A represented approximately 45% and 21% of total revenues for the three and six months ended June 30, 2025, respectively, recorded within the ethanol production segment.

3. DISPOSITIONS

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

GP Turnkey Tharaldson LLC Disposition

On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. Proceeds receivable from the disposal were $24.2 million as of June 30, 2025. The balance of the equity method investment on the date of the disposal was $51.2 million. A pretax loss of $27.0 million was recorded during the three and six months ended June 30, 2025 within loss from equity method investees, net of income taxes on the consolidated statements of operations.
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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$185,384	$—	$—	$185,384
Restricted cash	57,691	—	—	57,691
Inventories carried at market	—	7,883	—	7,883
Production tax credits	—	133,182	—	133,182
Derivative financial instruments - assets	—	15,158	—	15,158
Other assets	—	1	—	1
Total assets measured at fair value	$243,075	$156,224	$—	$399,299

Liabilities
Accounts payable (1)	$—	$11,690	$—	$11,690
Derivative financial instruments - liabilities	—	14,101	—	14,101
Other liabilities	—	29	—	29
Total liabilities measured at fair value	$—	$25,820	$—	$25,820

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$182,319	$—	$—	$182,319
Restricted cash	47,813	—	—	47,813
Inventories carried at market	—	24,736	—	24,736
Production tax credits	—	40,328	—	40,328
Derivative financial instruments - assets	—	6,927	—	6,927
Property and equipment, net of accumulated depreciation and amortization (2)	—	—	2,000	2,000
Total assets measured at fair value	$230,132	$71,991	$2,000	$304,123

Liabilities
Accounts payable (1)	$—	$28,598	$—	$28,598
Derivative financial instruments - liabilities	—	7,901	—	7,901
Other liabilities	—	1	—	1
Total liabilities measured at fair value	$—	$36,500	$—	$36,500
(1)Accounts payable is generally stated at historical amounts with the exception of $11.7 million and $28.6 million at June 30, 2026 and December 31, 2025, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)Property and equipment, net of accumulated depreciation and amortization includes $2.0 million of assets held for sale at December 31, 2025.

As of June 30, 2026, the fair value of the company’s debt was approximately $542.3 million compared with a book value of $483.7 million. At December 31, 2025, the fair value of the company’s debt was approximately $387.8 million compared with a book value of $399.5 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $79.6 million and $74.4 million at June 30, 2026 and December 31, 2025, respectively.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Ethanol production
Revenues from external customers	$410,768	$526,954	$804,127	$1,024,412
Intersegment revenues	—	199	—	513
Total segment revenues	410,768	527,153	804,127	1,024,925
Agribusiness and energy services
Revenues from external customers	35,456	25,875	87,901	129,932
Intersegment revenues	4,090	5,656	10,250	11,428
Total segment revenues	39,546	31,531	98,151	141,360
Revenues including intersegment activity	450,314	558,684	902,278	1,166,285
Intersegment eliminations	(4,090)	(5,855)	(10,250)	(11,941)
	$446,224	$552,829	$892,028	$1,154,344
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold
Ethanol production (1) (2)	$306,539	$493,663	$628,170	$997,127
Agribusiness and energy services	30,745	23,451	73,132	124,549
Intersegment eliminations	(4,090)	(5,855)	(10,250)	(11,941)
	$333,194	$511,259	$691,052	$1,109,735

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross margin
Ethanol production (1) (2)	$104,229	$33,490	$175,957	$27,798
Agribusiness and energy services	8,801	8,080	25,019	16,811
	$113,030	$41,570	$200,976	$44,609

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
Ethanol production	$22,673	$22,918	$45,891	$43,953
Agribusiness and energy services (3)	31	3,860	62	4,458
Corporate activities	745	782	1,133	1,536
	$23,449	$27,560	$47,086	$49,947

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income (loss)
Ethanol production (2) (4) (5)	$70,977	$(12,218)	$110,399	$(51,768)
Agribusiness and energy services (3)	6,699	849	20,531	3,282
Corporate activities (6) (7)	(9,802)	(16,994)	(18,284)	(42,137)
	$67,874	$(28,363)	$112,646	$(90,623)

(1)Ethanol production includes $60.4 million and $116.5 million of Section 45Z production tax credits net of discounts and other costs for the three and six months ended June 30, 2026, respectively, recorded as a reduction of cost of goods sold.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the three and six months ended June 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the three and six months ended June 30, 2025.
(4)Ethanol production includes $58.7 million and $113.9 million of 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and six months ended June 30, 2026, respectively.
(5)Ethanol production includes impairment of assets held for sale of $10.7 million for the three and six months ended June 30, 2025.
(6)Corporate activities includes $1.7 million and $12.0 million of restructuring costs for the three and six months ended June 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities include a pretax loss on sale of assets of $4.0 million for the three and six months ended June 30, 2025.

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

	Three Months Ended June 30, 2026
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$94,454	$6,924	$101,378
Depreciation and amortization	(22,673)	(31)	(22,704)
Interest expense	(3,829)	(809)	(4,638)
Subtotal	$67,952	$6,084	$74,036
Unallocated corporate expenses (1)			(12,315)
Income tax benefit, net of equity method income taxes			5,485
Net income			$67,206

	Six Months Ended June 30, 2026
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$157,510	$20,935	$178,445
Depreciation and amortization	(45,891)	(62)	(45,953)
Interest expense	(8,538)	(1,581)	(10,119)
Subtotal	$103,081	$19,292	$122,373
Unallocated corporate expenses (1)			(24,271)
Income tax benefit, net of equity method income taxes			2,569
Net income			$100,671

	Three Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$8,992	$5,028	$14,020
Depreciation and amortization	(22,918)	(3,860)	(26,778)
Interest expense	(6,610)	(1,927)	(8,537)
Subtotal	$(20,536)	$(759)	$(21,295)
Unallocated corporate expenses (1)			(49,047)
Income tax expense, net of equity method income taxes			(1,885)
Net loss			$(72,227)

	Six Months Ended June 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$(10,424)	$8,184	$(2,240)
Depreciation and amortization	(43,953)	(4,458)	(48,411)
Interest expense	(11,430)	(4,354)	(15,784)
Subtotal	$(65,807)	$(628)	$(66,435)
Unallocated corporate expenses (1)			(76,713)
Income tax expense, net of equity method income taxes			(1,720)
Net loss			$(144,868)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our former CEO.
The following table sets forth total assets by operating segment (in thousands):

	June 30, 2026	December 31, 2025
Total assets (1)
Ethanol production	$1,246,654	$1,173,574
Agribusiness and energy services	252,123	278,222
Corporate assets	161,709	139,644
Intersegment eliminations	(3,419)	(6,553)
	$1,657,067	$1,584,887
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $1.5 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of December 31, 2025.

The components of inventories are as follows (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$19,211	$24,891
Commodities held for sale	7,883	24,736
Raw materials	27,865	26,650
Work-in-process	9,795	9,597
Supplies and parts	63,809	62,221
	$128,563	$148,095
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2026, the company’s consolidated balance sheet reflected unrealized gains of $2.0 million, net of tax, in accumulated other comprehensive income (loss). The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.
Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
Derivative financial instruments - forwards	$15,158	(1)	$6,927	(2)	$14,101	(3)	$7,901
Other assets	1		—		—		—
Other liabilities	—		—		29		1
Total	$15,159		$6,927		$14,130		$7,902
(1)At June 30, 2026, derivative financial instruments, as reflected on the balance sheet, includes net unrealized gains on exchange traded futures and options contracts of $8.8 million and the balance representing economic hedges.
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
(3)At June 30, 2026, derivative financial instruments, as reflected on the balance sheet, includes net unrealized losses on exchange traded futures and options contracts of $12.5 million, which included $8.7 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.5 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$(17,647)	$—	$(17,257)	$(25)
Cost of goods sold	2,371	(3,674)	7,236	(3,698)
Net loss recognized in income (loss) before income taxes	$(15,276)	$(3,674)	$(10,021)	$(3,723)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commodity contracts	$6,325	$(11,005)	$(6,504)	$(14,037)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Exchange-traded futures and options	Revenues	$7,747	$2,427	$(5,532)	$5,319
Forwards	Revenues	635	(924)	4,157	1,408
Exchange-traded futures and options	Cost of goods sold	10,787	3,857	(204)	2,484
Forwards	Cost of goods sold	(11,549)	(870)	(9,371)	(7,852)
Net gain (loss) recognized in income (loss) before income taxes		$7,620	$4,490	$(10,950)	$1,359

The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	June 30, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$7,883	$(16)	$24,736	$(8,938)
Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended June 30,
	2026		2025
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of (loss) income on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(17,647)	$2,371	$—	$(3,674)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	231	—	(1,249)
Exchange-traded futures designated as hedging instruments	—	(544)	—	1,743
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(17,647)	$2,058	$—	$(3,180)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Six Months Ended June 30,
	2026		2025
	Revenue	Cost of Goods Sold	Revenue	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of (loss) income on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(17,257)	$7,236	$(25)	$(3,698)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(154)	—	(111)
Exchange-traded futures designated as hedging instruments	—	562	—	1,974
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(17,257)	$7,644	$(25)	$(1,835)
The notional volume of open commodity derivative positions as of June 30, 2026 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(10,945)				Bushels	Corn
Futures	28,140	(3)			Bushels	Corn
Futures	(34,230)				Gallons	Ethanol
Futures	(82,152)	(3)			Gallons	Ethanol
Futures	(1,912)				MmBTU	Natural Gas
Futures	2,385	(3)			MmBTU	Natural Gas
Futures	(2,853)	(4)			MmBTU	Natural Gas
Futures	(13,680)				Pounds	Soybean Oil
Options	3,953				Pounds	Soybean Oil
Options	983				MmBTU	Natural Gas
Forwards			33,106	—	Bushels	Corn
Forwards			19,140	(184,343)	Gallons	Ethanol
Forwards			—	(224)	Tons	Distillers Grains
Forwards			—	(79,153)	Pounds	Renewable Corn Oil
Forwards			8,535	(620)	MmBTU	Natural Gas
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

Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.1 million and $7.7 million for the three and six months ended June 30, 2026, respectively, and net gains of $2.7 million and $5.3 million for the three and six months ended June 30, 2025, respectively, on energy trading contracts.
8.    DEBT
The components of long-term debt are as follows (in thousands):

	June 30, 2026	December 31, 2025
Corporate
2.25% convertible notes due 2027 (1)	$60,000	$60,000
5.25% convertible notes due 2030 (2)	200,000	200,000
Green Plains Shenandoah
Term loan due 2035 (3)	69,375	70,125
Green Plains Central City Carbon Capture
Tallgrass Term loan due 2038	43,577	—
Green Plains Wood River Carbon Capture
Tallgrass Term loan due 2038	47,785	—
Green Plains York Carbon Capture
Tallgrass Term loan due 2037	33,956	34,523
Other	9,569	9,842
Total book value of long-term debt	464,262	374,490
Unamortized debt issuance costs	(7,576)	(8,574)
Less: current maturities of long-term debt	(69,510)	(3,924)
Total long-term debt	$387,176	$361,992
(1)The 2.25% notes had $0.2 million and $0.4 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, respectively.
(2)The 5.25% notes had $7.1 million and $8.0 million of unamortized debt issuance costs as of June 30, 2026 and December 31, 2025, respectively.
(3)The loan had $0.2 million of unamortized debt issuance costs as of both June 30, 2026 and December 31, 2025, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	June 30, 2026	December 31, 2025
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$300.0 million revolver (1)	$10,000	$25,000
Green Plains Commodity Management
$20.0 million hedge line	17,004	8,584
	$27,004	$33,584
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
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 Notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At June 30, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $85.0 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At June 30, 2026, the interest rate on the loan was 5.77%.
On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return ("IRR") on its investment. All projects met criteria for substantial completion and are classified as debt, except for an estimated $12.4 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The total estimated value of this debt recorded on the balance sheet is $125.3 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
The company also has small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.

Agribusiness and Energy Services Segment
On March 25, 2022, Green Plains Finance Company, Green Plains Grain and Green Plains Trade (collectively, the “Borrowers”), all wholly owned subsidiaries of the company, together with the company, as guarantor, entered into a five-year, $350.0 million senior secured sustainability-linked revolving Loan and Security Agreement (the “Facility”) with a group of financial institutions. This transaction refinanced the separate credit facilities previously held by Green Plains Grain and Green Plains Trade. On April 17, 2026, the Facility was amended by the Second Amendment to the Loan and Security Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment (i) extends the termination date of the Facility from March 25, 2027 to September 25, 2027 and (ii) reduces the size of the Facility commitment from $350 million to $300 million.
The Facility includes revolving commitments totaling $300.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the Facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. Additionally, the applicable margin and commitment fee are subject to certain increases or decreases of up to 0.10% and 0.025%, respectively, tied to the company’s achievement of certain sustainability criteria, including the reduction of GHG emissions, recordable incident rate reduction, increased renewable corn oil production and the implementation of technology to produce sustainable ingredients.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At June 30, 2026, the interest rate on the Facility was 6.24%.
Green Plains Commodity Management has a $20.0 million uncommitted revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2026, the interest rate on the facility was 5.34%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2026.
Covenant Compliance
The company was in compliance with its debt covenants as of June 30, 2026.
Restricted Net Assets
At June 30, 2026, there were approximately $44.0 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserves shares of common stock for issuance pursuant to the plan. On June 5, 2026, the shareholders of the company approved an additional 2.0 million shares of common stock for stock-based compensation, as approved by the board of directors in April of 2026. As of June 30, 2026, the equity incentive plan reserved a total of 8.9 million shares of common stock for issuance pursuant to the plan, of which 2.9 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the six months ended June 30, 2026 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	1,083,233	$8.28
Granted	397,136	13.61
Forfeited	(40,844)	10.11
Vested	(534,534)	8.44
Non-Vested at June 30, 2026	904,991	$10.44	2.0
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

The non-vested performance share award activity for the six months ended June 30, 2026 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	461,441	$12.98
Granted	212,691	19.33
Forfeited	(41,116)	34.66
Vested	(46,064)	12.56
Non-Vested at June 30, 2026	586,952	$13.79	1.9
Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $2.3 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $2.3 million and $11.1 million for the three and six months ended June 30, 2025 , respectively, with the decrease primarily driven by accelerated vesting for the company's former CEO in the prior period. At June 30, 2026, there was $13.5 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.9 years. The potential tax benefit related to stock-based payment is approximately 25.4% of these expenses.
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

The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2025
	2026	2025	2026	2025
Net income (loss) attributable to Green Plains	$67,149	$(72,238)	$100,087	$(145,144)
Weighted average shares outstanding - basic (1)	69,112	66,491	68,977	65,287
EPS - basic	$0.97	$(1.09)	$1.45	$(2.22)

EPS - diluted
Net income (loss) attributable to Green Plains	$67,149	$(72,238)	$100,087	$(145,144)
2.25% convertible notes due 2027	313	—	626	—
5.25% convertible notes due 2030	2,265	—	4,530	—
Net income (loss) attributable to Green Plains - diluted	$69,727	$(72,238)	$105,243	$(145,144)

Weighted average shares outstanding - basic	69,112	66,491	68,977	65,287
Effect of dilutive convertible debt:
2.25% convertible notes due 2027	1,897	—	1,897	—
5.25% convertible notes due 2030	12,723	—	12,723	—
Effect of dilutive stock-based compensation awards	762	—	784	—
Weighted average shares outstanding - diluted	84,494	66,491	84,381	65,287

EPS - diluted	$0.83	$(1.09)	$1.25	$(2.22)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (2)	—	7,938	—	7,857
(1)For the three and six months ended June 30, 2026, weighted average shares outstanding - basic includes the impact of 500,000 warrants outstanding as of June 30, 2026 that have an exercise price of $0.01. For the three and six months ended June 30, 2025, weighted average shares outstanding - basic includes the impact of 3.5 million warrants outstanding as of June 30, 2025 that have an exercise price of $0.01.
(2)The effect related to the company’s convertible debt and certain warrant and stock-based compensation awards have been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.
11.    STOCKHOLDERS’ EQUITY
Purchase of FQT Minority Interests
On June 16, 2026, the company issued warrants to BlackRock in a private placement to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share and an exercise period ending on June 16, 2036. These warrants were issued in connection with the company's purchase of BlackRock's minority interest in FQT, are equity-based and recorded in additional paid-in capital. On May 8, 2026, the company entered into an agreement with Ospraie Partners LLC to purchase its minority interest in FQT for $5.2 million. The company retains a majority interest in FQT and continues to consolidate its results within its consolidated financial statements.

Components of stockholders’ equity for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2025	75,502	$76	$1,267,839	$(439,576)	$(618)	5,668	$(61,474)	$766,247	$5,724	$771,971
Net income	—	—	—	32,938	—	—	—	32,938	527	33,465
Distributions declared	—	—	—	—	—	—	—	—	(402)	(402)
Other comprehensive loss before reclassification	—	—	—	—	(9,569)	—	—	(9,569)	—	(9,569)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(3,920)	—	—	(3,920)	—	(3,920)
Other comprehensive loss, net of tax	—	—	—	—	(13,489)	—	—	(13,489)	—	(13,489)
Stock-based compensation	201	—	(520)	—	—	—	—	(520)	—	(520)
Balance, March 31, 2026	75,703	76	1,267,319	(406,638)	(14,107)	5,668	(61,474)	785,176	5,849	791,025
Net income	—	—	—	67,149	—	—	—	67,149	57	67,206
Distributions declared	—	—	—	—	—	—	—	—	(1,617)	(1,617)
Other comprehensive income (loss) before reclassification	—	—	—	—	4,716	—	—	4,716	—	4,716
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	11,397	—	—	11,397	—	11,397
Other comprehensive income, net of tax	—	—	—	—	16,113	—	—	16,113	—	16,113
Purchase of FQT minority interest	—	—	(1,525)	—	—	—	—	(1,525)	(3,640)	(5,165)
Issuance of warrants for FQT minority interest	—	—	738	—	—	—	—	738	(738)	—
Stock-based compensation	63	—	2,283	—	—	—	—	2,283	—	2,283
Balance, June 30, 2026	75,766	$76	$1,268,815	$(339,489)	$2,006	5,668	$(61,474)	$869,934	$(89)	$869,845

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	68	1,221,114	(391,204)	(1,297)	2,805	(31,174)	797,507	9,681	807,188
Net loss	—	—	—	(72,238)	—	—	—	(72,238)	11	(72,227)
Other comprehensive loss before reclassification	—	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	2,747	—	—	2,747	—	2,747
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	—	—	(5,444)	—	(5,444)
Investment in subsidiary	—	—	—	—	—	—	—	—	94	94
Proventus disposition	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Issuance of warrants	—	—	5,656	—	—	—	—	5,656	—	5,656
Modification of warrants	—	—	7,520	—	—	—	—	7,520	—	7,520
Stock-based compensation	193	—	2,179	—	—	—	—	2,179	—	2,179
Balance, June 30, 2025	68,393	$68	$1,236,469	$(463,442)	$(6,741)	2,805	$(31,174)	$735,180	$5,252	$740,432
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Classification
	2026	2025	2026	2025
Gains (losses) on cash flow hedges
Commodity derivatives	$(17,647)	$—	$(17,257)	$(25)	(1)
Commodity derivatives	2,371	(3,674)	7,236	(3,698)	(2)
Total losses on cash flow hedges	(15,276)	(3,674)	(10,021)	(3,723)	(3)
Income tax expense	3,879	927	2,544	939	(4)
Amounts reclassified from accumulated other comprehensive loss	$(11,397)	$(2,747)	$(7,477)	$(2,784)
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
The company recorded income tax benefit of $2.6 million for the six months ended June 30, 2026, compared with income tax expense of $2.4 million for the same period in 2025. The decrease in income tax expense is primarily due to the changes in the valuation allowance on deferred tax assets, offset by an increase in pre-tax book income from the generation of non-taxable 45Z production tax credits.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 11.4 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$6,952	$7,485	$13,809	$14,813
Variable lease expense (1)	353	104	957	326
Total lease expense	$7,305	$7,589	$14,766	$15,139
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,043	$7,623	$14,053	$14,995

Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,608	4,566	12,635	4,848

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term	3.5 years	3.8 years

Weighted average discount rate	5.36%	5.46%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2026 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2026	$13,434
2027	23,801
2028	15,327
2029	10,445
2030	4,596
Thereafter	3,738
Total	71,341
Less: Present value discount	(6,397)
Lease liabilities	$64,944
The company has two additional railcar operating leases commencing during the third quarter of 2026 with undiscounted future lease payments of approximately $5.7 million and lease terms of five years. These amounts are not included in the tables above.
Other Commitments
As of June 30, 2026, the company had contracted future purchases of grain, ethanol, distillers grains and natural gas, valued at approximately $204.3 million and future commitments for storage and transportation, valued at approximately $32.9 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants. As of June 30, 2026, the company had incurred $12.4 million of accumulated construction costs in relation to the projects, presented as carbon equipment liabilities on the consolidated balance sheet.
Legal
The company is currently involved in litigation, including worker's compensation litigation, that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.

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
Recent Developments
Production Tax Credits
The company has been and expects to continue to benefit from certain clean energy related tax credits as a result of recent changes in legislation. All eight of our operating ethanol plants have generated production tax credits under Section 45Z in 2026. The company has agreements to purchase RECs covering the six months ended June 30, 2026, to lower CI scores at certain plants. Based on production and CI scores for the three and six months ended June 30, 2026, the company recorded credits net of discounts totaling $68.4 million and $134.0 million, respectively, reducing costs of goods sold, related to Section 45Z production tax credits at the eight qualifying plants. Under the current statutory framework, Section 45Z production credits are set to expire in 2029. The company would then look to monetize credits available under Section 45Q until 2037.
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

Results of Operations
During the second quarter of 2026, our plants in operation maintained an average utilization rate of approximately 88.3% of capacity, resulting in ethanol production of 160.7 mmg, compared with 193.6 mmg, or 91.3% of capacity, for the same quarter last year. The prior period utilization above has been adjusted to reflect updated capacity and for comparative purposes to align with our current period presentation. Our operating strategy is to transform our company to a value-add agricultural technology company creating lower carbon, high-value ingredients from existing resources. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable co-products we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.09 million barrels per day during the second quarter of 2026, which was approximately 3.0% higher than the 1.05 million barrels per day for the same quarter last year. Refiner and blender input volume was 911 thousand barrels per day for the second quarter of 2026, compared with 910 thousand barrels per day for the same quarter last year. Gasoline demand for the second quarter of 2026 was consistent with the same quarter last year at 8.9 million barrels per day during the second quarter of 2026. U.S. domestic ethanol ending stocks increased by approximately 0.6 million barrels compared to the prior year, or 2.4%, to 24.7 million barrels as of June 30, 2026.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2026, were approximately 1,001 mmg, up from the 890 mmg for the same period of 2025. Year to date, Canada was the largest export destination for U.S. ethanol accounting for approximately 35% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, Brazil, Colombia, South Korea and the Philippines accounted for approximately 18%, 7%, 5%, 5% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.3 to 2.4 billion gallons in 2026, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow, so too has the production of vegetable proteins, most notably in U.S. soy crushing capacity. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the second quarter of 2026, soybean crush was approximately 635.0 million bushels, up 66.3 million bushels from the 568.7 million bushels crushed during the second quarter of 2025. Soybean oil stocks for the second quarter of 2026 were 1.5 billion pounds compared with 1.4 billion pounds for the same quarter last year. Soybean meal production was 15.1 million short tons for the second quarter of 2026, up 1.6 million short tons from the 13.5 million short tons from the same period in the prior year.
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
On February 3, 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations governing administration of the Section 45Z Clean Fuel Production Credit. The proposed regulations provide guidance on credit eligibility, emissions rate determination, registration and certification requirements, and implementation of amendments made by the OBBB. Among other things, the proposed regulations (i) limit eligible feedstocks to those grown or produced in the United States, Canada, or Mexico; (ii) eliminate indirect land use change (“iLUC”) from CI calculations; (iii) prohibit negative emissions rates except in limited circumstances; (iv) include anti‑abuse and prohibited foreign entity provisions; (v) allow credit eligibility for fuel sold through intermediaries and, in certain circumstances, related parties; and (vi) require use of the most current Treasury‑approved 45Z‑GREET lifecycle analysis model. The final form of these regulations, including future updates to the 45Z‑GREET model and integration of regenerative agricultural practices, may or may not reflect the guidance in the proposed regulations and could materially impact the value of the credit and our ability to benefit from it.
The IRA also expanded the carbon capture and sequestration credit under Section 45Q of the Internal Revenue Code to $85 per metric ton of carbon dioxide permanently sequestered. However, Section 45Q credits generally cannot be claimed on the same emissions reductions used to calculate Section 45Z credits, which may affect the economics and timing of carbon capture investments.
The RFS sets a floor for biofuels use in the United States. In March 2026, the EPA finalized RVOs for 2026 and 2027 (RFS "Set 2"), setting the implied conventional ethanol levels at 15 billion gallons for 2026 and 2027. The EPA also finalized an increase in biomass based diesel volumes setting the volumes at 5.4 billion for 2026 and 5.7 billion for 2027. The EPA's proposal that any foreign produced fuel or fuel produced with foreign feedstocks would only generate 50% of the RIN value did not make it in the final rule. Instead, the EPA indicated this provision would be incorporated into the 2028 RVO. The final RVO includes 70% reallocation of volumes previously waived by SREs.
Under the RFS, RINs impact supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings. In June 2025, the U.S. Supreme Court ruled that legal challenges to EPA RFS decisions must be brought exclusively in the U.S. Court of Appeals for the District of Columbia, resolving prior conflicting appellate court decisions and limiting venue selection in future RFS litigation. On May 28, 2026, several environmental groups filed a lawsuit challenging RFS “Set 2” rule, claiming the EPA failed to properly account for the environmental impacts of crop-based biofuel. On May 29, 2026, the American Fuel & Petrochemical Manufacturers Association filed a lawsuit challenging the 2026-2027 RVOs citing increased compliance costs. On June 1, 2026, the Renewable Natural Gas Coalition filed a lawsuit challenging the EPA’s decision to partially waive the cellulosic RVO in the RFS “Set 2” rule. The U.S. Court of Appeals for the District of Columbia quickly consolidated these lawsuits by June 3, 2026. While these lawsuits were an expected outcome of the most recent “Set 2” rule, ongoing litigation and future EPA policy regarding SREs could continue to impact RFS implementation and market dynamics.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2026 driving season marking the eighth consecutive year that E15 is able to be sold year-round nationwide. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states, which would have the practical effect of allowing for E15 to be sold year-round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin. Legislation to resolve this issue has been introduced multiple times over the past five years. In December 2024, a provision to permanently authorize nationwide year-round sales of E15 was included in a government spending bill but was subsequently removed prior to enactment. In early 2026, legislation to authorize year-round nationwide sales of E15 was expected to be included in the Farm Bill but was ultimately removed prior to House passage. On May 13, 2026, the U.S. House of Representatives passed the Nationwide Consumer and Fuel Retailer Choice Act, legislation that would permit nationwide year-round sales of E15 and would also amend certain provisions of the Renewable Fuel Standard. As of July 31, 2026, year-round E15 provisions were reintroduced for consideration as part of ongoing Farm Bill negotiations, providing an additional potential legislative pathway to permanently authorize nationwide year-round sales of E15. Although the current Administration has signaled it would sign E15 legislation into law, the future of a legislative fix to summertime E15 remains uncertain as it must pass both chambers of Congress.
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
During 2025 and 2026, the United States implemented a series of tariff actions affecting imports from numerous trading partners, and the Office of the U.S. Trade Representative ("USTR") initiated a Section 301 investigation into certain Brazilian trade practices, including ethanol market access. In July 2026, USTR announced the imposition of additional tariffs on most imports from Brazil, citing, among other factors, Brazil's treatment of U.S. ethanol imports. These actions may affect global ethanol trade flows and the relative competitiveness of imported and exported ethanol. In addition, the United States-Mexico-Canada Agreement ("USMCA"), which governs a significant portion of North American trade, entered its scheduled six-year review process in 2026. On July 1, 2026, the United States declined to agree to a 16-year extension of USMCA in its current form, triggering annual joint reviews of the agreement through 2036, although the agreement remains in effect. These developments, including the potential renegotiation of certain USMCA provisions and changes in trade relations with Canada, a significant export market for U.S. ethanol, may affect global ethanol trade flows and the relative competitiveness of imported and exported ethanol. The company continues to monitor developments related to U.S. trade policy, tariffs, USMCA negotiations and potential retaliatory measures that could impact domestic and international markets for ethanol and related agricultural products.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Revenues
Ethanol production
Revenues from external customers	$410,768	$526,954	(22.0)%	$804,127	$1,024,412	(21.5)%
Intersegment revenues	—	199	(100.0)	—	513	(100.0)
Total segment revenues	410,768	527,153	(22.1)	804,127	1,024,925	(21.5)
Agribusiness and energy services
Revenues from external customers	35,456	25,875	37.0	87,901	129,932	(32.3)
Intersegment revenues	4,090	5,656	(27.7)	10,250	11,428	(10.3)
Total segment revenues	39,546	31,531	25.4	98,151	141,360	(30.6)
Revenues including intersegment activity	450,314	558,684	(19.4)	902,278	1,166,285	(22.6)
Intersegment eliminations	(4,090)	(5,855)	(30.1)	(10,250)	(11,941)	(14.2)
	$446,224	$552,829	(19.3)%	$892,028	$1,154,344	(22.7)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Cost of goods sold
Ethanol production (1) (2)	$306,539	$493,663	(37.9)%	$628,170	$997,127	(37.0)%
Agribusiness and energy services	30,745	23,451	31.1	73,132	124,549	(41.3)
Intersegment eliminations	(4,090)	(5,855)	(30.1)	(10,250)	(11,941)	(14.2)
	$333,194	$511,259	(34.8)%	$691,052	$1,109,735	(37.7)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Gross margin
Ethanol production (1) (2)	$104,229	$33,490	*	$175,957	$27,798	*
Agribusiness and energy services	8,801	8,080	8.9	25,019	16,811	48.8
	$113,030	$41,570	171.9%	$200,976	$44,609	*

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Depreciation and amortization
Ethanol production	$22,673	$22,918	(1.1)%	$45,891	$43,953	4.4%
Agribusiness and energy services (3)	31	3,860	(99.2)	62	4,458	(98.6)
Corporate activities	745	782	(4.7)	1,133	1,536	(26.2)
	$23,449	$27,560	(14.9)%	$47,086	$49,947	(5.7)%

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Operating income (loss)
Ethanol production (2) (4) (5)	$70,977	$(12,218)	*	$110,399	$(51,768)	*
Agribusiness and energy services (3)	6,699	849	*	20,531	3,282	*
Corporate activities (6) (7)	(9,802)	(16,994)	(42.3)	(18,284)	(42,137)	(56.6)
	$67,874	$(28,363)	*	$112,646	$(90,623)	*
(1)Ethanol production includes $60.4 million and $116.5 million of Section 45Z production tax credits net of discounts and other costs for the three and six months ended June 30, 2026, recorded as a reduction of cost of goods sold.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the three and six months ended June 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the three and six months ended June 30, 2025.
(4)Ethanol production includes $58.7 million and $113.9 million of 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and six months ended June 30, 2026, respectively.
(5)Ethanol production includes impairment of assets held for sale of $10.7 million for the three and six months ended June 30, 2025.
(6)Corporate activities includes $1.7 million and $12.0 million of restructuring costs for the three and six months ended June 30, 2025 as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(7)Corporate activities include a pretax loss on sale of assets of $4.0 million for the three and six months ended June 30, 2025.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs, loss on sale of assets, impairment of assets held for sale, loss on sale of equity method investment and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.

The following table reconciles net income (loss) including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Net income (loss)	$67,206	$(72,227)	*	$100,671	$(144,868)	*
Interest expense	8,130	13,899	(41.5)	19,615	22,812	(14.0)
Income tax (benefit) expense, net of equity method income taxes	(5,485)	1,885	*	(2,569)	1,720	*
Depreciation and amortization (1)	23,449	27,560	(14.9)	47,086	49,947	(5.7)
EBITDA	93,300	(28,883)	*	164,803	(70,389)	*
Restructuring costs	—	2,520	*	—	19,106	*
Loss on sale of assets	—	4,044	*	—	4,044	*
Impairment of assets held for sale	—	10,724	*	—	10,724	*
Loss on sale of equity method investment	—	26,987	*		26,987	*
Proportional share of EBITDA adjustments to equity method investees	45	1,050	(95.7)	90	1,828	(95.1)
Adjusted EBITDA	$93,345	$16,442	*	$164,893	$(7,700)	*
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended June 30,		% Variance	Six Months Ended June 30,		% Variance
	2026	2025		2026	2025
Adjusted EBITDA
Ethanol production (1) (2) (3)	$94,454	$8,992	*	$157,510	$(10,424)	*
Agribusiness and energy services	6,924	5,028	37.7	20,935	8,184	155.8
Corporate activities (4)	(8,078)	(42,903)	(81.2)	(13,642)	(68,149)	(80.0)
EBITDA	93,300	(28,883)	*	164,803	(70,389)	*
Restructuring costs	—	2,520	*	—	19,106	*
Loss on sale of assets	—	4,044	*	—	4,044	*
Impairment of assets held for sale	—	10,724	*	—	10,724	*
Loss on sale of equity method investment	—	26,987	*	—	26,987	*
Proportional share of EBITDA adjustments to equity method investees	45	1,050	(95.7)	90	1,828	(95.1)
	$93,345	$16,442	*	$164,893	$(7,700)	*
(1)Ethanol production includes $58.7 million and $113.9 million of 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and six months ended June 30, 2026, respectively.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the three and six months ended June 30, 2025.
(3)Ethanol production includes impairment of assets held for sale of $10.7 million for the three and six months ended June 30, 2025.
(4)Corporate activities include a pretax loss on sale of assets of $4.0 million and a pretax loss on sale of equity method investment of $27.0 million for the three and six months ended June 30, 2025, respectively.
* Percentage variance not considered meaningful.

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Consolidated Results
Consolidated revenues decreased $106.6 million for the three months ended June 30, 2026 compared with the same period in 2025, primarily due to lower revenues within our ethanol production segment as a result of lower volumes sold primarily driven by the disposition of our Obion, Tennessee plant.
Net income increased $139.4 million and adjusted EBITDA increased $76.9 million for the three months ended June 30, 2026 compared with the same period last year primarily due to recognition of $58.7 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses, higher margins in our ethanol production and agribusiness and energy services segments and $5.9 million of lower selling, general and administrative expenses primarily as a result of restructuring costs of $2.5 million incurred during the three months ended June 30, 2025. Interest expense decreased $5.8 million for the three months ended June 30, 2026 compared with the same period in 2025 primarily due to prior year loan fees related to the issuance and modification of warrants in conjunction with access to a short-term line of credit and an amendment on our Junior Notes, offset by higher debt balances associated with carbon sequestration equipment. Income tax benefit was $5.5 million for the three months ended June 30, 2026, compared with income tax expense of $2.3 million for the same period in 2025 primarily due to changes in the valuation allowance on deferred tax assets, offset by an increase in pre-tax book income from the generation of non-taxable 45Z production tax credits.
The following discussion provides greater detail about our second quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Three Months Ended June 30,
	2026	2025	% Variance

Ethanol (gallons)	160,700	193,571	(17.0)%
Distillers grains (equivalent dried tons)	323	413	(21.8)
Ultra-High Protein (tons)	49	66	(25.8)
Renewable corn oil (pounds)	58,332	65,231	(10.6)
Corn consumed (bushels)	54,558	65,312	(16.5)
Revenues in our ethanol production segment decreased $116.4 million for the three months ended June 30, 2026 compared with the same period in 2025, primarily due to the disposition of our Obion, Tennessee plant resulting in decreased revenues of $60.6 million, decreased ethanol revenues of $11.0 million driven by lower freight revenue and $25.0 million driven by timing of ethanol revenue recognition during the three months ended June 30, 2025 both as a result of our transition to a third party marketing arrangement, a one-time sale of accumulated RINs of $22.6 million during the three months ended June 30, 2025, lower ethanol and distillers grains volumes sold resulting in decreased revenues of $12.3 million and $6.3 million, respectively, decreased revenues as a result of hedging activities of $15.2 million, and lower weighted average selling prices on distillers grains resulting in decreased revenues of $1.2 million, partially offset by higher ethanol and renewable corn oil weighted average selling prices resulting in increased revenues of $15.9 million and $2.0 million, respectively, higher project revenues of $12.2 million and higher renewable corn oil volumes sold resulting in increased revenue of $6.9 million.
Cost of goods sold in our ethanol production segment decreased $187.1 million for the three months ended June 30, 2026 compared with the same period last year primarily due to the recognition of $60.4 million of Section 45Z production tax credits net of discounts and other costs, as well as lower corn volumes purchased, lower ethanol volumes purchased, decreased weighted average corn prices, lower freight costs, and hedging activities resulting in decreased costs of $50.5 million, $45.3 million, $21.4 million, $11.2 million, and $1.6 million, respectively.
Operating income in our ethanol production segment increased $83.2 million for the three months ended June 30, 2026 compared with the same period in 2025 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $22.7 million for the three months ended June 30, 2026, compared with $22.9 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment increased $8.0 million while operating income increased $5.9 million for the three months ended June 30, 2026, compared with the same period in 2025. The increase in revenues was primarily due to increased ethanol trading revenues. The increase in operating income was primarily due to higher natural gas trading margins.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $1.8 million for the three months ended June 30, 2026 primarily due to decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating loss was impacted by an decrease in corporate activities of $7.2 million for the three months ended June 30, 2026 compared with 2025 primarily due to higher personnel costs as a result of restructuring in the prior period.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Consolidated Results
Consolidated revenues decreased $262.3 million for the six months ended June 30, 2026 compared with the same period in 2025, primarily due to lower revenues within our ethanol production segment as a result of lower volumes sold primarily driven by the disposition of our Obion, Tennessee plant, as well as lower revenues in our agribusiness and energy services segment as a result of the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025.
Net income increased $245.5 million and adjusted EBITDA increased $172.6 million for the six months ended June 30, 2026 compared with the same period last year primarily due to recognition of $113.9 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses, higher margins in our ethanol production and agribusiness and energy services segments and $29.3 million of lower selling, general and administrative expenses primarily as a result of restructuring costs of $19.1 million incurred during the six months ended June 30, 2025. Interest expense decreased $3.2 million for the six months ended June 30, 2026 compared with the same period in 2025 primarily due to prior year loan fees related to the issuance and modification of warrants in conjunction with access to a short-term line of credit and an amendment on our Junior Notes, partially offset by higher debt balances associated with carbon sequestration equipment. Income tax benefit was $2.6 million for the six months ended June 30, 2026, compared with income tax expense of $2.4 million for the same period in 2025 primarily due to changes in the valuation allowance on deferred tax assets, offset by an increase in pre-tax book income from the generation of non-taxable 45Z production tax credits.
The following discussion provides greater detail about our second quarter segment performance.

Ethanol Production Segment
Key operating data for our ethanol production segment is as follows:

	Six Months Ended June 30,
	2026	2025	% Variance

Ethanol (gallons)	334,896	388,899	(13.9)%
Distillers grains (equivalent dried tons)	685	830	(17.5)
Ultra-High Protein (tons)	103	134	(23.1)
Renewable corn oil (pounds)	116,808	129,494	(9.8)
Corn consumed (bushels)	113,360	131,576	(13.8)
Revenues in our ethanol production segment decreased $220.8 million for the six months ended June 30, 2026 compared with the same period in 2025, primarily due to the disposition of our Obion, Tennessee plant resulting in decreased revenues of $127.4 million, decreased ethanol revenues of $47.1 million driven by lower freight revenue and $33.7 million driven by timing of ethanol revenue recognition during the six months ended June 30, 2025 both as a result of our transition to a third party marketing arrangement, decreased revenues as a result of hedging activities of $27.5 million, a one-time sale of accumulated RINs of $22.6 million during the six months ended June 30, 2025, and lower distillers grains volumes sold resulting in decreased revenues of $6.1 million, partially offset by higher project revenues of $17.2 million, higher renewable corn oil and distillers grains weighted average selling prices resulting in increased revenues of $15.7 million and $2.0 million, respectively, and higher corn oil volumes sold resulting in increased revenues of $2.3 million.
Cost of goods sold in our ethanol production segment decreased $369.0 million for the six months ended June 30, 2026 compared with the same period last year primarily due to the recognition of $116.5 million of Section 45Z production tax credits net of discounts and other costs, as well as lower corn volumes purchased, lower ethanol volumes purchased, lower freight costs, decreased weighted average corn prices, and hedging activities resulting in decreased costs of $86.4 million, $69.3 million, $48.5 million, $45.6 million and $9.1 million, respectively.
Operating income in our ethanol production segment increased $162.2 million for the six months ended June 30, 2026 compared with the same period in 2025 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $45.9 million for the six months ended June 30, 2026, compared with $44.0 million for the same period last year, with the increase driven by carbon sequestration equipment placed in service during the fourth quarter of 2025.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $43.2 million while operating income increased $17.2 million for the six months ended June 30, 2026, compared with the same period in 2025. The decrease in revenues was primarily due to the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025, offset by higher natural gas revenues. The increase in operating income was primarily due to higher natural gas trading margins.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $1.7 million for the six months ended June 30, 2026 primarily due to decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating loss was impacted by an decrease in corporate activities of $23.9 million for the six months ended June 30, 2026 compared with 2025 primarily due to higher personnel costs as a result of restructuring in the prior period.

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
On June 30, 2026, we had $185.4 million in cash and cash equivalents and $57.7 million in restricted cash. We also had $290.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $196.4 million as of June 30, 2026. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At June 30, 2026, our subsidiaries had approximately $44.0 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities. On April 17, 2026, the Revolver Facility was amended by the Second Amendment to the Loan and Security Agreement and the borrowing limit was reduced from $350 million to $300 million which reduced our availability under the committed revolving credit agreement.
Net cash provided by operating activities was $46.8 million for the six months ended June 30, 2026, compared with net cash provided by operating activities of $3.8 million for the same period in 2025. Net cash provided by operating activities compared to the prior year increased primarily due to higher net income and changes in derivative financial instruments partially offset by working capital changes related to production tax credits, inventories and accounts payable. Net cash used in investing activities was $15.1 million for the six months ended June 30, 2026, compared with net cash used in investing activities of $32.3 million for the same period in 2025. Investing activities were primarily affected by lower capital expenditures in the current period. Net cash used in financing activities was $18.7 million for the six months ended June 30, 2026, compared with net cash used in financing activities of $28.1 million for the same period in 2025, primarily due higher net payments on short-term borrowings in 2025 offset by proceeds from a product financing arrangement in 2025.
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
We incurred net capital expenditures of approximately $17.1 million during the six months ended June 30, 2026, primarily for various capital projects. The current projected estimate for capital spending related to maintenance, environmental, health and safety is approximately $10 million to $15 million for the remainder of 2026, which is subject to review prior to the initiation of any project, and expected to be financed with cash on hand and with cash provided by operating activities. We expect additional capital spending related to efficiency projects during the remainder of 2026 of $20 million to $25 million, primarily for the addition of a grain storage building at our Wood River facility.
The company financed the CCS projects at its three Nebraska plants. The payments have commenced and the company is estimating annualized payments to total $17.1 million in 2026.
The company generated $58.7 million and $113.9 million of EBITDA resulting from Section 45Z production tax credits net of discounts and other costs during the three and six months ended June 30, 2026, respectively. Estimated based on the current production outlook, eligible gallons, and expected sales of the production tax credits, the company expects to generate between $200 million and $225 million of EBITDA from the generation of 45Z production tax credits for the year ended December 31, 2026. This is subject to change based on actual production volumes, CI factors at eligible plants, and the final sales price of production tax credits generated in 2026.
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

In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares of common stock during the second quarter of 2026.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.
Debt
We were in compliance with our debt covenants at June 30, 2026. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
Corporate Activities
In March 2021, we issued $230.0 million of unsecured 2.25% convertible senior notes due in 2027 (the "2027 Notes"). The 2027 Notes bear interest at a rate of 2.25% per year, payable on March 15 and September 15 of each year. The initial conversion rate is 31.6206 shares of our common stock per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $31.62 per share of our common stock), representing an approximately 37.5% premium over the offering price of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, including but not limited to; the event of a stock dividend or stock split; the issuance of additional rights, options and warrants; spinoffs; or a tender or exchange offering. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our calling the 2027 Notes for redemption. We may settle the 2027 Notes in cash, common stock or a combination of cash and common stock. We plan to settle the 2027 Notes with cash generated from operating activities upon maturity.
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At June 30, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
Ethanol Production Segment
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At June 30, 2026, the outstanding principal balance was $69.4 million on the loan and the interest rate was 5.77%.
On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return ("IRR") on its investment. All projects met criteria for substantial completion and are classified as debt. The total estimated value of this debt recorded on the balance sheet is $125.3 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade had total senior secured revolving commitments of $300.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At June 30, 2026, the outstanding principal balance was $10.0 million on the facility and the interest rate was 6.24%. On April 17, 2026, the Facility was further amended by the Second Amendment to the Loan and Security Agreement (the “Second Revolver Amendment”). The Second Revolver Amendment (i) extended the termination date of the Facility from March 25, 2027 to September 25, 2027 and (ii) reduced the size of the Facility commitment from $350 million to $300 million.
Green Plains Commodity Management has an uncommitted $20.0 million secured revolving credit facility to finance margins related to its hedging programs that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At June 30, 2026, the outstanding principal balance was $17.0 million on the facility and the interest rate was 5.34%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of June 30, 2026.
Refer to Note 8 - Debt in the notes to the consolidated financial statements included herein for more information about our debt.
Effects of Inflation
We have experienced inflationary impacts on labor costs, wages, components, equipment, other inputs and services across our business, many of which are beyond our control, and inflation and its impact could escalate in future quarters. Moreover, we have fixed price arrangements with our customers and are not able to pass those costs along in most instances. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of June 30, 2026 totaled $71.3 million. As of June 30, 2026, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $204.3 million, future commitments for storage and transportation valued at approximately $32.9 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $12.4 million. Refer to Note 13 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
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
Accounting for Section 45Z Production Tax Credits
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z clean fuel production tax credits. Under this new policy, the recognition of the production tax credits occurs when the ethanol is produced, which is when compliance with the 45Z tax credit conditions is deemed probable. We recognize the Section 45Z production tax credits at fair value, which is determined by the expected transfer price of the credits. The production tax credits are recognized as current assets in the consolidated balance sheets and as a reduction of cost of goods sold in the consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At June 30, 2026, we had $483.7 million in debt, $27.0 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.2 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and six months ended June 30, 2026, revenues included net losses of $9.2 million and $18.6 million, respectively, and cost of goods sold included net gains of $1.0 million and net losses of $1.8 million, respectively, associated with derivative financial instruments.

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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on June 30, 2026, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	730,000	Gallons	$94,861
Corn	246,000	Bushels	$71,448
Distillers grains (2)	1,710	Tons (3)	$17,557
Renewable corn oil	254,000	Pounds	$11,025
Natural gas	19,900	MmBTU	$3,538
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
We are currently involved in litigation including worker's compensation litigation, that has arisen during the ordinary course of business. We do not believe this litigation will have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the second quarter of 2026:

Period	Total Number of Shares Withheld	Average Price Paid per Share
April 1 - April 30	657	$17.25
May 1 - May 31	660	16.70
June 1 - June 30	506	15.00
Total	1,823	$16.43
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares during the second quarter of 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
4.1(a)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated June 16, 2026, by and between Green Plains Inc. and BlackRock Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 4.4(a) to the company's Registration Statement on Form S-3 filed on June 22, 2026)

4.1(b)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated June 16, 2026, by and between Green Plains Inc. and BlackRock Global Allocation Collective Fund (incorporated herein by reference to Exhibit 4.4(b) to the company's Registration Statement on Form S-3 filed on June 22, 2026)

4.1(c)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated June 16, 2026, by and between Green Plains Inc. and Strategic Income Opportunities Bond Fund (incorporated herein by reference to Exhibit 4.4(c) to the company's Registration Statement on Form S-3 filed on June 22, 2026)

4.1(d)
Warrant Agreement to Purchase Common Stock of Green Plains Inc., dated June 16, 2026, by and between Green Plains Inc. and BlackRock Total Return Bond Fund (incorporated herein by reference to Exhibit 4.4(d) to the company's Registration Statement on Form S-3 filed on June 22, 2026)

10.1**
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

10.2*	Amendment No. 2 to the 2019 Equity Incentive Plan (incorporated herein by reference to Appendix A of the company’s Definitive Proxy Statement filed April 24, 2026)
10.3*	Green Plains Inc. Director Compensation Program
18.1	Letter from KPMG LLP regarding Change in Accounting Policy, dated May 7, 2026 (incorporated herein by reference to Exhibit 18.1 to the company's Quarterly Report on Form 10-Q filed on May 7, 2026)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL.
*Represents management compensatory contract
**Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: August 6, 2026	By:	/s/ Chris G. Osowski
Chris G. Osowski
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Ann Reis
Ann Reis
Chief Financial Officer
(Principal Financial Officer)