Form 10-Q
period 2026-09-30
Green Plains Inc.
filed 2026-11-06
CIK 1309402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
☐ Yes ☒ No
The registrant had 70,619,488 shares of common stock outstanding as of November 2, 2026.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$159,987	$182,319
Restricted cash	65,078	47,813
Accounts receivable, net of allowances of $772 and $801, respectively	90,673	74,374
Inventories	146,910	148,095
Production tax credits	209,851	40,328
Prepaid expenses and other	14,701	18,117
Derivative financial instruments	20,120	11,494
Total current assets	707,320	522,540
Property and equipment, net of accumulated depreciation and amortization of $722,957 and $681,713, respectively	909,104	957,256
Operating lease right-of-use assets	62,725	63,849
Other assets	48,979	41,242
Total assets	$1,728,128	$1,584,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,809	$134,912
Accrued and other liabilities	59,154	39,427
Unearned revenue	27,346	27,401
Derivative financial instruments	15,153	7,901
Operating lease current liabilities	23,504	21,557
Short-term notes payable and other borrowings	22,686	33,584
Current maturities of long-term debt	69,731	3,924
Total current liabilities	306,383	268,706
Long-term debt	385,311	361,992
Operating lease long-term liabilities	40,343	43,648
Carbon equipment liabilities	13,278	104,217
Other liabilities	27,596	34,353
Total liabilities	772,911	812,916

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 150,000,000 shares authorized; 76,269,357 and 75,495,731 shares issued, and 70,601,703 and 69,828,077 shares outstanding, respectively	76	76
Additional paid-in capital	1,270,623	1,267,839
Retained deficit	(254,053)	(439,576)
Accumulated other comprehensive loss	(2)	(618)
Treasury stock, 5,667,654 shares	(61,474)	(61,474)
Total Green Plains stockholders' equity	955,170	766,247
Noncontrolling interests	47	5,724
Total stockholders' equity	955,217	771,971
Total liabilities and stockholders' equity	$1,728,128	$1,584,887
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$495,990	$508,487	$1,388,018	$1,662,831

Costs and expenses
Cost of goods sold (excluding depreciation and amortization expenses reflected below)	353,182	429,800	1,044,234	1,539,535
Selling, general and administrative expenses	26,641	29,335	67,885	99,852
Gain on sale of assets, net	—	(36,006)	—	(31,962)
Depreciation and amortization expenses	23,574	24,968	70,660	74,915
Impairment of assets held for sale	—	—	—	10,724
Total costs and expenses	403,397	448,097	1,182,779	1,693,064
Operating income (loss)	92,593	60,390	205,239	(30,233)

Other income (expense)
Interest income	1,656	1,089	6,025	2,726
Interest expense	(8,090)	(47,763)	(27,705)	(70,575)
Other, net	88	(2,673)	756	(4,227)
Total other expense	(6,346)	(49,347)	(20,924)	(72,076)
Income (loss) before income taxes and income (loss) from equity method investees	86,247	11,043	184,315	(102,309)
Income tax (expense) benefit	(700)	(883)	1,869	(3,283)
Income (loss) from equity method investees, net of income taxes	25	814	59	(28,302)
Net income (loss)	85,572	10,974	186,243	(133,894)
Net income (loss) attributable to noncontrolling interests	136	(952)	720	(676)
Net income (loss) attributable to Green Plains	$85,436	11,926	$185,523	(133,218)

Earnings per share
Net income (loss) attributable to Green Plains - basic	$1.23	$0.17	$2.68	$(1.99)
Net income (loss) attributable to Green Plains - diluted	$1.03	$0.17	$2.27	$(1.99)

Weighted average shares outstanding
Basic	69,735	69,855	69,233	66,826
Diluted	85,505	77,869	85,063	66,826

See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$85,572	$10,974	$186,243	$(133,894)
Other comprehensive income (loss), net of tax
Unrealized losses on derivatives arising during the period, net of tax benefit of $1,659, $4,080, $3,310 and $7,619, respectively	(4,856)	(12,105)	(9,709)	(22,603)
Reclassification of realized losses on derivatives, net of tax benefit of ($976), ($1,965), ($3,520) and ($2,904), respectively	2,848	5,831	10,325	8,615
Total other comprehensive income (loss), net of tax	(2,008)	(6,274)	616	(13,988)
Comprehensive income (loss)	83,564	4,700	186,859	(147,882)
Comprehensive income (loss) attributable to noncontrolling interests	136	(952)	720	(676)
Comprehensive income (loss) attributable to Green Plains	$83,428	$5,652	$186,139	$(147,206)
See accompanying notes to the consolidated financial statements.

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$186,243	$(133,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	70,660	74,915
Amortization of debt issuance costs and non-cash interest expense	1,960	9,691
Gain on sale of assets, net	—	(31,962)
Impairment of assets held for sale	—	10,724
Loss on extinguishment of debt	—	35,654
Inventory lower of cost or net realizable value adjustment	—	275
Deferred income taxes	(1,923)	5,983
Stock-based compensation	6,238	13,728
(Income) loss from equity method investees, net of income taxes	(59)	28,302
Other	(497)	8,850
Changes in operating assets and liabilities
Accounts receivable	(16,764)	9,955
Inventories	1,356	89,812
Production tax credits	(169,523)	(26,521)
Derivative financial instruments	(548)	(1,763)
Prepaid expenses and other assets	(475)	16,615
Accounts payable and accrued liabilities	(28,834)	(70,417)
Current income taxes	3,944	4,138
Other	(4,428)	(562)
Net cash provided by operating activities	47,350	43,523

Cash flows from investing activities
Purchases of property and equipment, net	(29,043)	(31,864)
Proceeds from the sale of assets	2,000	184,249
Proceeds from the sale of equity method investment	—	23,500
Investment in equity method investees	—	(4,909)
Net cash (used in) provided by investing activities	(27,043)	170,976

Cash flows from financing activities
Payments of principal on long-term debt	(5,242)	(132,133)
Proceeds from short-term borrowings	192,465	371,650
Payments on short-term borrowings	(203,363)	(467,936)
Payments of dividends and distributions	(1,617)	—
Purchase of minority interests	(4,700)	—
Net proceeds from product financing arrangement	—	20,895
Payments of loan fees	(250)	(960)
Payments related to tax withholdings for stock-based compensation	(2,667)	(2,047)
Other financing activities	—	(1,738)
Net cash used in financing activities	(25,374)	(212,269)

Net change in cash and cash equivalents, and restricted cash	(5,067)	2,230
Cash and cash equivalents, and restricted cash, beginning of period	230,132	209,395
Cash and cash equivalents, and restricted cash, end of period	$225,065	$211,625
Continued on the following page

GREEN PLAINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)
Continued from the previous page

	Nine Months Ended September 30,
	2026	2025
Reconciliation of total cash and cash equivalents, and restricted cash
Cash and cash equivalents	$159,987	$135,903
Restricted cash	65,078	75,722
Total cash and cash equivalents, and restricted cash	$225,065	$211,625

Supplemental investing activities:
Assets disposed of in sale	$—	$150,336
Less: liabilities relinquished	—	(12,101)
Net assets disposed	$—	$138,235

Supplemental disclosures of cash flow
Cash (refunded) paid for income taxes, net	$(3,889)	$1,482
Cash paid for interest	$21,765	$32,996
Capital expenditures in accounts payable	$4,899	$4,037
Capital expenditures in carbon equipment liabilities	$13,278	$117,519
Non-cash asset retirement obligation additions	$—	$16,035
Non-cash issuance of warrants	$738	$24,131
Non-cash modification of warrants	$—	$7,520
Non-cash exercise of warrants	$—	$7,576
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
Change in Accounting Policy
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z clean fuel production tax credits ("Section 45Z production tax credits"). The change in accounting policy results in the recognition of Section 45Z production tax credits by analogy under the income model of ASU 2025-10, which results in a reduction of cost of goods sold in the statements of operations and recognition as production tax credits on the consolidated balance sheets. The company previously recorded the credits under ASC 740, Accounting for Income Taxes, which resulted in recognition within income tax benefit in the statements of operations and deferred income taxes, net in the consolidated balance sheets. The company determined that the income model under ASU 2025-10 is preferable because it better reflects the financial benefit of Section 45Z production tax credits netted against the costs to produce the low-carbon fuels that the tax legislation was meant to incentivize. The company determined that retrospective adjustment to prior period financials is required. Section 45Z production tax credits were recognized during the third quarter of 2025, so adjustments were made in the statements of operations; additionally, the company has reclassified balances previously reported as deferred income taxes, net, and other long-term liabilities to production tax credits on the consolidated balance sheets as of December 31, 2025. The company has included a summary of reclassifications in the table below to disclose the reclassifications to the financial statements presented in this filing to conform them to the presentation under the new accounting policy. The impact for the change in accounting policy resulted in $76.7 million and $210.7 million of Section 45Z production tax credits being recorded as a reduction of cost of goods sold during the three and nine months ended September 30, 2026, respectively, which would have previously been recognized as income tax benefit under our previous accounting policy election.

The impact of all adjustments made to the consolidated financial statements presented in this filing is summarized in the following tables (in thousands):

	Consolidated Balance Sheet as of December 31, 2025
	As Adjusted	As Previously Reported	Effect of Change
Current assets
Production tax credits	$40,328	$—	$40,328
Total current assets	522,540	482,212	40,328
Deferred income taxes, net	—	33,837	(33,837)
Total assets	$1,584,887	$1,578,396	$6,491

Liabilities
Other liabilities	$34,353	$27,862	$6,491
Total liabilities	$812,916	$806,425	$6,491

	Consolidated Income Statement
	Three Months Ended September 30, 2025
	As Adjusted	As Previously Reported	Effect of Change
Costs and expenses
Cost of goods sold	$429,800	$456,321	$(26,521)
Total costs and expenses	448,097	474,618	(26,521)
Operating income	60,390	33,869	26,521
Income (loss) before income taxes and income from equity method investees	11,043	(15,478)	26,521
Income tax (expense) benefit	(883)	25,638	(26,521)
Net income	10,974	10,974	—
Net income attributable to Green Plains	$11,926	$11,926	$—

	Consolidated Income Statement
	Nine Months Ended September 30, 2025
	As Adjusted	As Previously Reported	Effect of Change
Costs and expenses
Cost of goods sold	$1,539,535	$1,566,056	$(26,521)
Total costs and expenses	1,693,064	1,719,585	(26,521)
Operating loss	(30,233)	(56,754)	26,521
Loss before income taxes and loss from equity method investees	(102,309)	(128,830)	26,521
Income tax (expense) benefit	(3,283)	23,238	(26,521)
Net loss	(133,894)	(133,894)	—
Net loss attributable to Green Plains	$(133,218)	$(133,218)	$—

	Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2025
	As Adjusted	As Previously Reported	Effect of Change
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income taxes	$5,983	$(20,538)	$26,521
Changes in operating assets and liabilities:
Production tax credits	(26,521)	—	(26,521)
Net cash provided by operating activities	$43,523	$43,523	$—
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
Production Tax Credits
Section 45Z production tax credits are recorded in the period when production occurs and the company anticipates these credits will be sold in a qualifying manner. The credits are valued utilizing each qualifying facility’s CI score and the expected sales price of the credits, which is representative of fair value. The balance reported in the consolidated balance sheets represents the value of credits the company anticipates will be sold.
Carbon Equipment Financing
The company engaged Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to construct carbon sequestration equipment at its three Nebraska plants in order to support the company's ability to generate available tax credits related to the production of low carbon fuels. All three projects have reached substantial completion, with spend related to the projects presented as debt on the consolidated balance sheets, except for an estimated $13.3 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The company financed the cost of the project, which will be paid monthly over 12 years. See Note 8 - Debt for more information.
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
The Section 45Z production tax credit is a general business credit under Section 38 that is allowed with respect to clean transportation fuel produced domestically after December 31, 2024, and before December 31, 2029. This credit, which was part of the IRA, and subsequently extended by the OBBB, incentivizes the production of clean fuels at our plants that reduce GHG emissions below a CI score of 50. The tax credit is calculated by multiplying the gallons of clean transportation fuel that comply with the qualified sale provision times the CI emission factor times the applicable credit rate per gallon ($0.20 for non-SAF transportation fuel, or $1.00, subject to adjustments based on GDP, if the taxpayer satisfies the prevailing wage requirements under Section 45Z). Based on production and CI scores for the three and nine months ended September 30, 2026, the company recorded production tax credits net of discounts of $76.7 million and $210.7 million, respectively, related to Section 45Z production tax credits as a reduction of cost of goods sold. The company expects to benefit from certain energy related tax credits in future years.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Targeted Improvements to Hedge Accounting. This ASU is intended to simplify cash flow hedge accounting and enhance the hedging of variable price-components of nonfinancial forecasted transactions. Among other changes, the amendment eliminates the requirement for a price component to be contractually specified to qualify as an eligible hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. The company expects the amendments to better align hedge accounting with the company’s commodity risk management activities and improve the operability of its commodity cash flow hedge program. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The company does not expect the adoption to have a material effect on its financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which provides clarity in assessing an entity's performance and prospects for future cash flows by disclosure of more detailed information about the types of expenses in commonly presented expense captions. This standard is effective for the company's fiscal year ended December 31, 2027. Early adoption is permitted. The company does not expect the adoption to have a material effect on its financial position or results of operations.
2.    REVENUE
Revenue by Source
The following tables disaggregate revenue by major source (in thousands):

	Three Months Ended September 30, 2026
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	16,103	—	—	16,103
Other	33,086	1,184	—	34,270
Intersegment revenues	—	49	(49)	—
Total revenues from contracts with customers	49,189	1,233	(49)	50,373
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	318,011	36,375	—	354,386
Distillers grains	36,116	84	—	36,200
Renewable corn oil	51,127	—	—	51,127
Other	—	3,904	—	3,904
Intersegment revenues	—	5,111	(5,111)	—
Total revenues from contracts accounted for as derivatives	405,254	45,474	(5,111)	445,617
Total Revenues	$454,443	$46,707	$(5,160)	$495,990

	Nine Months Ended September 30, 2026
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	49,949	—	—	49,949
Other	86,988	2,004	—	88,992
Intersegment revenues	—	171	(171)	—
Total revenues from contracts with customers	136,937	2,175	(171)	138,941
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	867,455	86,212	—	953,667
Distillers grains	125,474	2,708	—	128,182
Renewable corn oil	128,704	—	—	128,704
Other	—	38,524	—	38,524
Intersegment revenues	—	15,239	(15,239)	—
Total revenues from contracts accounted for as derivatives	1,121,633	142,683	(15,239)	1,249,077
Total Revenues	$1,258,570	$144,858	$(15,410)	$1,388,018

	Three Months Ended September 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	25,524	5,524	—	31,048
Other	12,979	702	—	13,681
Intersegment revenues	347	71	(418)	—
Total revenues from contracts with customers	38,850	6,297	(418)	44,729
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	343,451	15,660	—	359,111
Distillers grains	44,313	8,158	—	52,471
Renewable corn oil	47,298	—	—	47,298
Other	—	4,878	—	4,878
Intersegment revenues	—	5,796	(5,796)	—
Total revenues from contracts accounted for as derivatives	435,062	34,492	(5,796)	463,758
Total Revenues	$473,912	$40,789	$(6,214)	$508,487

	Nine Months Ended September 30, 2025
	Ethanol Production	Agribusiness & Energy Services	Eliminations	Total
Revenues
Revenues from contracts with customers under ASC 606
Ethanol	$—	$—	$—	$—
Distillers grains	68,621	12,029	—	80,650
Other	63,280	2,834	—	66,114
Intersegment revenues	860	200	(1,060)	—
Total revenues from contracts with customers	132,761	15,063	(1,060)	146,764
Revenues from contracts accounted for as derivatives under ASC 815 (1)
Ethanol	1,094,711	101,982	—	1,196,693
Distillers grains	155,596	17,471	—	173,067
Renewable corn oil	115,769	—	—	115,769
Other	—	30,538	—	30,538
Intersegment revenues	—	17,095	(17,095)	—
Total revenues from contracts accounted for as derivatives	1,366,076	167,086	(17,095)	1,516,067
Total Revenues	$1,498,837	$182,149	$(18,155)	$1,662,831

(1)Revenues from contracts accounted for as derivatives represent physically settled derivative sales that are outside the scope of ASC 606.
Major Customer
Revenues from Customer A represented approximately 71% and 73% of total revenues for the three and nine months ended September 30, 2026, respectively, recorded within the ethanol production segment. Revenues from Customer A represented approximately 71% and 37% of total revenues for the three and nine months ended September 30, 2025, respectively, recorded within the ethanol production segment.

3. DISPOSITIONS

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
The company incurred transaction costs of $5.2 million related to the Obion Transaction during the nine months ended September 30, 2025. These costs consisted primarily of financial advisory services, legal services and other professional fees, and were recorded as a reduction of gain on sale of assets, net.
As of December 31, 2025, the assets sold and liabilities transferred as a result of the Obion Transaction were as follows (in thousands):

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

Proventus LLC Disposition

On May 31, 2025, the company completed the sale of its 75% interest in Proventus LLC for net proceeds of $0.4 million. The company recorded a pretax loss on the sale of $4.0 million during the nine months ended September 30, 2025 within gain on sale of assets, net on the consolidated statements of operations. Net assets sold at closing, consisting of property and equipment, totaled $9.0 million. As part of the transaction, the company removed $4.5 million of non-controlling interest in Proventus LLC, which was included in the calculation of the pretax loss disclosed above.

GP Turnkey Tharaldson LLC Disposition

On June 30, 2025, the company sold its 50% investment in GP Turnkey Tharaldson LLC for $25.0 million. Proceeds from the disposal were $24.3 million. The balance of the equity method investment on the date of the disposal was $51.2 million. A pretax loss of $26.2 million was recorded during the nine months ended September 30, 2025 within loss from equity method investees, net of income taxes on the consolidated statements of operations.
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
There have been no changes in valuation techniques and inputs used in measuring fair value. The company’s assets and liabilities by level are as follows (in thousands):

	Fair Value Measurements at September 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$159,987	$—	$—	$159,987
Restricted cash	65,078	—	—	65,078
Inventories carried at market	—	11,180	—	11,180
Production tax credits	—	209,851	—	209,851
Derivative financial instruments - assets	—	17,655	—	17,655
Other assets	—	52	—	52
Total assets measured at fair value	$225,065	$238,738	$—	$463,803

Liabilities
Accounts payable (1)	$—	$7,900	$—	$7,900
Derivative financial instruments - liabilities	—	6,378	—	6,378
Other liabilities	—	27	—	27
Total liabilities measured at fair value	$—	$14,305	$—	$14,305

	Fair Value Measurements at December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Assets
Cash and cash equivalents	$182,319	$—	$—	$182,319
Restricted cash	47,813	—	—	47,813
Inventories carried at market	—	24,736	—	24,736
Production tax credits	—	40,328	—	40,328
Derivative financial instruments - assets	—	6,927	—	6,927
Property and equipment, net of accumulated depreciation and amortization (2)	—	—	2,000	2,000
Total assets measured at fair value	$230,132	$71,991	$2,000	$304,123

Liabilities
Accounts payable (1)	$—	$28,598	$—	$28,598
Derivative financial instruments - liabilities	—	7,901	—	7,901
Other liabilities	—	1	—	1
Total liabilities measured at fair value	$—	$36,500	$—	$36,500
(1)Accounts payable is generally stated at historical amounts with the exception of $7.9 million and $28.6 million at September 30, 2026 and December 31, 2025, respectively, related to certain delivered inventory for which the payable fluctuates based on changes in commodity prices. These payables are hybrid financial instruments for which the company has elected the fair value option.
(2)Property and equipment, net of accumulated depreciation and amortization includes $2.0 million of assets held for sale at December 31, 2025.
As of September 30, 2026, the fair value of the company’s debt was approximately $522.9 million compared with a book value of $477.7 million. At December 31, 2025, the fair value of the company’s debt was approximately $387.8 million compared with a book value of $399.5 million. The company estimated the fair value of its outstanding debt using Level 2 inputs. The company believes the fair value of its accounts receivable approximated book value, which was $90.7 million and $74.4 million at September 30, 2026 and December 31, 2025, respectively.
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
The following tables set forth certain financial data for the company’s operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Ethanol production
Revenues from external customers	$454,443	$473,565	$1,258,570	$1,497,977
Intersegment revenues	—	347	—	860
Total segment revenues	454,443	473,912	1,258,570	1,498,837
Agribusiness and energy services
Revenues from external customers	41,547	34,922	129,448	164,854
Intersegment revenues	5,160	5,867	15,410	17,295
Total segment revenues	46,707	40,789	144,858	182,149
Revenues including intersegment activity	501,150	514,701	1,403,428	1,680,986
Intersegment eliminations	(5,160)	(6,214)	(15,410)	(18,155)
	$495,990	$508,487	$1,388,018	$1,662,831
Refer to Note 2 - Revenue, for further disaggregation of revenue by operating segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold
Ethanol production (1)	$320,536	$404,846	$948,706	$1,401,973
Agribusiness and energy services	37,806	31,168	110,938	155,717
Intersegment eliminations	(5,160)	(6,214)	(15,410)	(18,155)
	$353,182	$429,800	$1,044,234	$1,539,535

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross margin
Ethanol production (1) (2)	$133,907	$69,066	$309,864	$96,864
Agribusiness and energy services	8,901	9,621	33,920	26,432
	$142,808	$78,687	$343,784	$123,296

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization
Ethanol production	$22,779	$23,868	$68,670	$67,821
Agribusiness and energy services (3)	32	252	94	4,710
Corporate activities	763	848	1,896	2,384
	$23,574	$24,968	$70,660	$74,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss)
Ethanol production (2) (4) (5)	$99,027	$30,895	$209,426	$(20,873)
Agribusiness and energy services (3)	5,968	6,942	26,499	10,224
Corporate activities (6) (7)	(12,402)	22,553	(30,686)	(19,584)
	$92,593	$60,390	$205,239	$(30,233)

(1)Ethanol production includes $67.2 million and $183.7 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2026, respectively, and $25.0 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2025, recorded as a reduction of cost of goods sold.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the nine months ended September 30, 2025.
(4)Ethanol production includes $65.4 million and $179.3 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and nine months ended September 30, 2026, respectively, and $25.0 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and nine months ended September 30, 2025.
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
(7)Corporate activities include a pretax gain on sale of assets, net of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2025, the company incurred restructuring costs related to severance, stock based compensation and other charges as a result of cost reduction initiatives that were recorded within the following line items in the consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$28	$113	$—	$141
Selling, general and administrative expenses	6	13	1,539	1,558
Other, net	223	787	—	1,010
Total restructuring costs	$257	$913	$1,539	$2,709

	Nine Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Corporate activities	Subtotal
Cost of goods sold	$2,373	$710	$—	$3,083
Selling, general and administrative expenses	480	2,050	13,533	16,063
Other, net	223	941	1,505	2,669
Total restructuring costs	$3,076	$3,701	$15,038	$21,815

The following tables reconcile EBITDA, our segment measure of profit or loss, to net income (loss) (in thousands). EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs.

	Three Months Ended September 30, 2026
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$122,268	$6,304	$128,572
Depreciation and amortization	(22,779)	(32)	(22,811)
Interest expense	(3,833)	(778)	(4,611)
Subtotal	$95,656	$5,494	$101,150
Unallocated corporate expenses (1)			(14,878)
Income tax expense, net of equity method income taxes			(700)
Net income			$85,572

	Nine Months Ended September 30, 2026
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$279,778	$27,239	$307,017
Depreciation and amortization	(68,670)	(94)	(68,764)
Interest expense	(12,372)	(2,359)	(14,731)
Subtotal	$198,736	$24,786	$223,522
Unallocated corporate expenses (1)			(39,148)
Income tax benefit, net of equity method income taxes			1,869
Net income			$186,243

	Three Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$55,185	$6,665	$61,850
Depreciation and amortization	(23,868)	(252)	(24,120)
Interest expense	(42,575)	(1,126)	(43,701)
Subtotal	$(11,258)	$5,287	$(5,971)
Unallocated corporate expenses (1)			17,835
Income tax expense, net of equity method income taxes			(890)
Net income			$10,974

	Nine Months Ended September 30, 2025
	Ethanol production	Agribusiness and energy services	Subtotal
EBITDA	$44,761	$14,849	$59,610
Depreciation and amortization	(67,821)	(4,710)	(72,531)
Interest expense	(54,005)	(5,480)	(59,485)
Subtotal	$(77,065)	$4,659	$(72,406)
Unallocated corporate expenses (1)			(58,878)
Income tax expense, net of equity method income taxes			(2,610)
Net loss			$(133,894)
(1)Corporate expenses include selling, general administrative expenses, depreciation and amortization, interest expense, and during 2025 includes restructuring costs related to cost savings initiatives and the departure of our former CEO.
The following table sets forth total assets by operating segment (in thousands):

	September 30, 2026	December 31, 2025
Total assets (1)
Ethanol production	$1,321,513	$1,173,574
Agribusiness and energy services	250,487	278,222
Corporate assets	159,388	139,644
Intersegment eliminations	(3,260)	(6,553)
	$1,728,128	$1,584,887
(1)Asset balances by segment exclude intercompany balances.
6.    INVENTORIES
Inventories are carried at the lower of cost or net realizable value, except fair-value hedged inventories. There was a $1.5 million lower of cost or net realizable value inventory adjustment associated with finished goods in cost of goods sold within the ethanol production segment as of December 31, 2025.
The components of inventories are as follows (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$31,265	$24,891
Commodities held for sale	11,180	24,736
Raw materials	29,449	26,650
Work-in-process	10,641	9,597
Supplies and parts	64,375	62,221
	$146,910	$148,095
7.    DERIVATIVE FINANCIAL INSTRUMENTS
At September 30, 2026, the company’s consolidated balance sheet reflected unrealized losses of $2.0 thousand, net of tax, in accumulated other comprehensive income (loss). The company expects these items will be reclassified as operating income (loss) over the next 12 months as a result of hedged transactions that are forecasted to occur. The amount realized in operating income (loss) will differ as commodity prices change.

Fair Values of Derivative Instruments
The fair values of the company’s derivative financial instruments and the line items on the consolidated balance sheets where they are reported are as follows (in thousands):

	Asset Derivatives' Fair Value				Liability Derivatives' Fair Value
	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
Derivative financial instruments - forwards	$17,655	(1)	$6,927	(2)	$6,378	(3)	$7,901
Other assets	52		—		—		—
Other liabilities	—		—		27		1
Total	$17,707		$6,927		$6,405		$7,902
(1)At September 30, 2026, derivative financial instruments, as reflected on the balance sheet, include net unrealized gains on exchange traded futures and options contracts of $2.5 million and the balance representing economic hedges.
(2)At December 31, 2025, derivative financial instruments, as reflected on the balance sheet, include net unrealized gains on exchange-traded futures and options contracts of $4.6 million, which include $0.6 million of net unrealized gains on derivative financial instruments designated as cash flow hedging instruments, $1.1 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
(3)At September 30, 2026, derivative financial instruments, as reflected on the balance sheet, include net unrealized losses on exchange traded futures and options contracts of $8.8 million, which included $4.9 million of net unrealized losses on derivative financial instruments designated as cash flow hedging instruments, $0.7 million of net unrealized gains on derivative financial instruments designated as fair value hedging instruments and the balance representing economic hedges.
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

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$2,030	$(1,169)	$(15,227)	$(1,194)
Cost of goods sold	(5,854)	(6,627)	1,382	(10,325)
Net loss recognized in income (loss) before income taxes	$(3,824)	$(7,796)	$(13,845)	$(11,519)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives
Gain (Loss) Recognized in Other Comprehensive Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commodity contracts	$(6,515)	$(16,185)	$(13,019)	$(30,222)
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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Exchange-traded futures and options	Revenues	$(7,187)	$(10,981)	$(12,719)	$(5,662)
Forwards	Revenues	(1,656)	(2,334)	2,501	(926)
Exchange-traded futures and options	Cost of goods sold	(2,021)	915	(2,225)	3,399
Forwards	Cost of goods sold	12,753	4,090	3,382	(3,762)
Net gain (loss) recognized in income (loss) before income taxes		$1,889	$(8,310)	$(9,061)	$(6,951)
The following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for the fair value hedged items (in thousands):

	September 30, 2026		December 31, 2025
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets
Inventories	$11,413	$(39)	$24,736	$(8,938)

Effect of Cash Flow and Fair Value Hedge Accounting on the Statements of Operations (in thousands):

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Three Months Ended September 30,
	2026		2025
	Revenues	Cost of Goods Sold	Revenues	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of (loss) income on exchange-traded futures reclassified from accumulated other comprehensive income into income	$2,030	$(5,854)	$(1,169)	$(6,627)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(11)	—	52
Exchange-traded futures designated as hedging instruments	—	600	—	800
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$2,030	$(5,265)	$(1,169)	$(5,775)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow and Fair Value Hedging Relationships for the Nine Months Ended September 30,
	2026		2025
	Revenues	Cost of Goods Sold	Revenues	Cost of Goods Sold
Gain (loss) on cash flow hedging relationships

Commodity contracts
Amount of (loss) income on exchange-traded futures reclassified from accumulated other comprehensive income into income	$(15,227)	$1,382	$(1,194)	$(10,325)

Gain (loss) on fair value hedging relationships

Commodity contracts
Fair-value hedged inventories	—	(165)	—	(59)
Exchange-traded futures designated as hedging instruments	—	1,162	—	2,774
Total amounts of income and expense line items presented in the consolidated statement of operations in which the effects of cash flow or fair value hedges are recorded	$(15,227)	$2,379	$(1,194)	$(7,610)

The notional volume of open commodity derivative positions as of September 30, 2026 are as follows (in thousands):

	Exchange-Traded (1)		Non-Exchange-Traded (2)
Derivative Instruments	Net Long & (Short)		Long	(Short)	Unit of Measure	Commodity
Futures	(29,445)				Bushels	Corn
Futures	26,750	(3)			Bushels	Corn
Futures	(11,550)				Gallons	Ethanol
Futures	(78,750)	(3)			Gallons	Ethanol
Futures	(3,050)				MmBTU	Natural Gas
Futures	3,933	(3)			MmBTU	Natural Gas
Futures	(4,238)	(4)			MmBTU	Natural Gas
Futures	(1,000)				Bushels	Soybean
Options	223				Bushels	Soybean
Options	1,008				MmBTU	Natural Gas
Options	1,970				Bushels	Corn
Forwards			38,828	—	Bushels	Corn
Forwards			9,570	(171,967)	Gallons	Ethanol
Forwards			—	(207)	Tons	Distillers Grains
Forwards			—	(53,377)	Pounds	Renewable Corn Oil
Forwards			20,245	(1,523)	MmBTU	Natural Gas
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
Energy trading contracts that do not involve physical delivery are presented net in revenues on the consolidated statements of operations. Included in revenues are net gains of $2.5 million and $10.2 million for the three and nine months ended September 30, 2026, respectively, and net gains of $3.4 million and $8.7 million for the three and nine months ended September 30, 2025, respectively, on energy trading contracts.

8.    DEBT
The components of long-term debt are as follows (in thousands):

	September 30, 2026	December 31, 2025
Corporate
2.25% convertible notes due 2027 (1)	$60,000	$60,000
5.25% convertible notes due 2030 (2)	200,000	200,000
Green Plains Shenandoah
Term loan due 2035 (3)	69,000	70,125
Green Plains Central City Carbon Capture
Tallgrass Term loan due 2038	43,026	—
Green Plains Wood River Carbon Capture
Tallgrass Term loan due 2038	47,181	—
Green Plains York Carbon Capture
Tallgrass Term loan due 2037	33,522	34,523
Other	9,389	9,842
Total book value of long-term debt	462,118	374,490
Unamortized debt issuance costs	(7,076)	(8,574)
Less: current maturities of long-term debt	(69,731)	(3,924)
Total long-term debt	$385,311	$361,992
(1)The 2.25% notes had $0.1 million and $0.4 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, respectively.
(2)The 5.25% notes had $6.7 million and $8.0 million of unamortized debt issuance costs as of September 30, 2026 and December 31, 2025, respectively.
(3)The loan had $0.2 million of unamortized debt issuance costs as of both September 30, 2026 and December 31, 2025, respectively.
The components of short-term notes payable and other borrowings are as follows (in thousands):

	September 30, 2026	December 31, 2025
Green Plains Finance Company, Green Plains Grain and Green Plains Trade
$300.0 million revolver (1)	$10,000	$25,000
Green Plains Commodity Management
$20.0 million hedge line	12,686	8,584
	$22,686	$33,584
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

On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 Notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At September 30, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
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
The loan bears interest at a fixed rate of 5.02%, plus an interest rate premium subject to quarterly adjustments from 0.00% to 1.50% based on the leverage ratio of total funded debt to EBITDA of Shenandoah. Principal payments of $1.5 million per year began in October 2022. Prepayments were prohibited until September 2024. Financial covenants of the loan agreement include a minimum loan to value ratio of 50%, a minimum fixed charge coverage ratio of 1.25x, a total debt service reserve of six months of future principal and interest payments and a minimum working capital requirement at Green Plains of not less than $0.10 per gallon of nameplate capacity or $85.0 million. The loan is guaranteed by the company and has certain limitations on distributions, dividends or loans to Green Plains by Shenandoah unless immediately after giving effect to such action, there will not exist any event of default. At September 30, 2026, the interest rate on the loan was 5.02%.
On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered internal rate of return ("IRR") on its investment. All projects met criteria for substantial completion and are classified as debt, except for an estimated $13.3 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The total estimated value of this debt recorded on the balance sheet is $123.7 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
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
The Facility also includes customary events of default, including without limitation, failure to make required payments of principal or interest, material incorrect representations and warranties, breach of covenants, events of bankruptcy and other certain matters. The Facility is secured by the working capital assets of the Borrowers and is guaranteed by the company. At September 30, 2026, the interest rate on the Facility was 6.29%.
Green Plains Commodity Management has a $20.0 million uncommitted revolving credit facility to finance margins related to its hedging programs, which is secured by cash and securities held in its brokerage accounts that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2026, the interest rate on the facility was 5.39%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2026.
Covenant Compliance
The company was in compliance with its debt covenants as of September 30, 2026.
Restricted Net Assets
At September 30, 2026, there were approximately $59.7 million of net assets at the company’s subsidiaries that could not be transferred to the parent company in the form of dividends, loans or advances due to restrictions contained in the credit facilities of these subsidiaries.
9.    STOCK-BASED COMPENSATION
The company has an equity incentive plan which reserves shares of common stock for issuance pursuant to the plan. On June 5, 2026, the shareholders of the company approved an additional 2.0 million shares of common stock for stock-based compensation, as approved by the board of directors in April of 2026. As of September 30, 2026, the equity incentive plan reserved a total of 6.9 million shares of common stock for issuance pursuant to the plan, of which 1.0 million shares remain available for issuance. On October 19, 2026, the company filed a registration statement on Form S-8 to register the additional shares for issuance under the plan, at which time the equity incentive plan reserved a total of 8.9 million shares of common stock for issuance pursuant to the plan, of which 3.0 million shares remain available for issuance. The plan provides for shares, including options to purchase shares of common stock, stock appreciation rights tied to the value of common stock, restricted stock, performance share awards, and restricted and deferred stock unit awards, to be granted to eligible employees, non-employee directors and consultants. The company measures stock-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The company records noncash compensation expense related to equity awards in its consolidated financial statements over the requisite period on a straight-line basis.
Restricted Stock Awards and Deferred Stock Units
The restricted non-vested stock awards and deferred stock units activity for the nine months ended September 30, 2026 is as follows:

	Non-Vested Shares and Deferred Stock Units	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	1,083,233	$8.28
Granted	399,008	13.62
Forfeited	(78,678)	11.21
Vested	(567,788)	8.43
Non-Vested at September 30, 2026	835,775	$10.45	1.7
Performance Share Awards
On February 27, 2026, March 10, 2025, and March 13, 2024, the Compensation Committee of the Board granted performance shares to be awarded in the form of common stock to certain participants of the plan. These performance shares vest based on the level of achievement of certain performance goals, including the incremental value achieved from the company’s carbon, high-protein and clean sugar initiatives, annual production levels and return on investment (ROI). Performance shares granted in 2026, 2025 and 2024 include certain market-based factors requiring a Monte Carlo valuation model to estimate the fair value of the performance shares on the date of the grant. The weighted average assumptions used by the company in applying the Monte Carlo valuation model for the 2026 performance share grants and related valuation include a risk-free interest rate of 3.52%, dividend yields of 0%, expected volatility of 60.9% and closing stock price on the date of grant of $14.27, resulting in an estimated fair value of $24.93 per share. The performance shares were granted at a target of 100%, but each performance share can be reduced or increased depending on results for the performance period. If the company achieves the maximum performance goals, the maximum amount of shares available to be issued pursuant to the 2026, 2025 and 2024 awards are 1,138,864 performance shares which represents 200% of the 569,432 performance shares that remain outstanding, excluding forfeited shares. The actual number of performance shares that will ultimately vest is based on the actual performance targets achieved at the end of the performance period.
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
The non-vested performance share award activity for the nine months ended September 30, 2026 is as follows:

	Performance Shares	Weighted- Average Grant- Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2025	461,441	$12.98
Granted	212,691	19.33
Forfeited	(58,636)	30.08
Vested	(46,064)	12.56
Non-Vested at September 30, 2026	569,432	$13.62	1.7

Stock-Based Compensation Expense
Compensation costs for the stock-based payment plan were $2.0 million and $6.2 million for the three and nine months ended September 30, 2026, respectively, and $2.6 million and $13.7 million for the three and nine months ended September 30, 2025, respectively, with the decrease primarily driven by accelerated vesting for the company's former CEO in the prior period. At September 30, 2026, there was $11.2 million of unrecognized compensation costs from stock-based compensation related to non-vested awards. This compensation is expected to be recognized over a weighted-average period of approximately 1.7 years. The potential tax benefit related to stock-based payment is approximately 25.4% of these expenses.
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
The basic and diluted EPS are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to Green Plains	$85,436	$11,926	$185,523	$(133,218)
Weighted average shares outstanding - basic (1)	69,735	69,855	69,233	66,826
EPS - basic	$1.23	$0.17	$2.68	$(1.99)

EPS - diluted
Net income (loss) attributable to Green Plains	$85,436	$11,926	$185,523	$(133,218)
Interest and amortization, net of tax effect:
2.25% convertible notes due 2027	313	1,214	939	—
5.25% convertible notes due 2030	2,265	—	6,795	—
Net income (loss) attributable to Green Plains - diluted	$88,014	$13,140	$193,257	$(133,218)

Weighted average shares outstanding - basic	69,735	69,855	69,233	66,826
Effect of dilutive convertible debt:
2.25% convertible notes due 2027	1,897	7,273	1,897	—
5.25% convertible notes due 2030	12,723	—	12,723	—
Effect of dilutive stock-based compensation awards	1,150	741	1,210	—
Weighted average shares outstanding - diluted	85,505	77,869	85,063	66,826

EPS - diluted	$1.03	$0.17	$2.27	$(1.99)

Anti-dilutive weighted-average convertible debt, warrants and stock-based compensation (2)	—	—	—	7,910
(1)For the three and nine months ended September 30, 2025, weighted average shares outstanding - basic includes the impact of 750,000 warrants outstanding as of September 30, 2025 that have an exercise price of $0.01.
(2)For the nine months ended September 30, 2025, the effect related to the company’s convertible debt and certain warrant and stock-based compensation awards have been excluded from diluted EPS for the periods presented as the inclusion of these shares would have been antidilutive.

11.    STOCKHOLDERS’ EQUITY
Purchase of FQT Minority Interests
On June 16, 2026, the company issued warrants to BlackRock in a private placement to purchase 500,000 shares of our common stock at an exercise price of $0.01 per share and an exercise period ending on June 16, 2036 ("BlackRock warrants"). These warrants were issued in connection with the company's purchase of BlackRock's minority interest in FQT, are equity-based and recorded in additional paid-in capital. On May 8, 2026, the company entered into an agreement with Ospraie Partners LLC to purchase its minority interest in FQT for $5.2 million. The company retains a majority interest in FQT and continues to consolidate its results within its consolidated financial statements.
BlackRock Warrants
On August 6, 2026, the BlackRock warrants were exercised.
Components of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2025	75,502	$76	$1,267,839	$(439,576)	$(618)	5,668	$(61,474)	$766,247	$5,724	$771,971
Net income	—	—	—	32,938	—	—	—	32,938	527	33,465
Distributions declared	—	—	—	—	—	—	—	—	(402)	(402)
Other comprehensive loss before reclassification	—	—	—	—	(9,569)	—	—	(9,569)	—	(9,569)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(3,920)	—	—	(3,920)	—	(3,920)
Other comprehensive loss, net of tax	—	—	—	—	(13,489)	—	—	(13,489)	—	(13,489)
Stock-based compensation	201	—	(520)	—	—	—	—	(520)	—	(520)
Balance, March 31, 2026	75,703	76	1,267,319	(406,638)	(14,107)	5,668	(61,474)	785,176	5,849	791,025
Net income	—	—	—	67,149	—	—	—	67,149	57	67,206
Distributions declared	—	—	—	—	—	—	—	—	(1,617)	(1,617)
Other comprehensive income before reclassification	—	—	—	—	4,716	—	—	4,716	—	4,716
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	11,397	—	—	11,397	—	11,397
Other comprehensive income, net of tax	—	—	—	—	16,113	—	—	16,113	—	16,113
Purchase of FQT minority interest	—	—	(1,525)	—	—	—	—	(1,525)	(3,640)	(5,165)
Issuance of warrants for FQT minority interest	—	—	738	—	—	—	—	738	(738)	—
Stock-based compensation	63	—	2,283	—	—	—	—	2,283	—	2,283
Balance, June 30, 2026	75,766	76	1,268,815	(339,489)	2,006	5,668	(61,474)	869,934	(89)	869,845
Net income	—	—	—	85,436	—	—	—	85,436	136	85,572
Other comprehensive loss before reclassification	—	—	—	—	(4,856)	—	—	(4,856)	—	(4,856)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	2,848	—	—	2,848	—	2,848
Other comprehensive loss, net of tax	—	—	—	—	(2,008)	—	—	(2,008)	—	(2,008)
Exercise of warrants	554	—	—	—	—	—	—	—	—	—
Stock-based compensation	(51)	—	1,808	—	—	—	—	1,808	—	1,808
Balance, September 30, 2026	76,269	$76	$1,270,623	$(254,053)	$(2)	5,668	$(61,474)	$955,170	$47	$955,217

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Green Plains Stockholders' Equity	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount				Shares	Amount

Balance, December 31, 2024	67,512	$68	$1,213,646	$(318,298)	$973	2,805	$(31,174)	$865,215	$9,322	$874,537
Net loss	—	—	—	(72,906)	—	—	—	(72,906)	265	(72,641)
Other comprehensive loss before reclassification	—	—	—	—	(2,307)	—	—	(2,307)	—	(2,307)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	37	—	—	37	—	37
Other comprehensive loss, net of tax	—	—	—	—	(2,270)	—	—	(2,270)	—	(2,270)
Investment in subsidiaries	—	—	—	—	—	—	—	—	94	94
Stock-based compensation	688	—	7,468	—	—	—	—	7,468	—	7,468
Balance, March 31, 2025	68,200	68	1,221,114	(391,204)	(1,297)	2,805	(31,174)	797,507	9,681	807,188
Net loss	—	—	—	(72,238)	—	—	—	(72,238)	11	(72,227)
Other comprehensive loss before reclassification	—	—	—	—	(8,191)	—	—	(8,191)	—	(8,191)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	2,747	—	—	2,747	—	2,747
Other comprehensive loss, net of tax	—	—	—	—	(5,444)	—	—	(5,444)	—	(5,444)
Investment in subsidiary	—	—	—	—	—	—	—	—	94	94
Proventus disposition	—	—	—	—	—	—	—	—	(4,534)	(4,534)
Issuance of warrants	—	—	5,656	—	—	—	—	5,656	—	5,656
Modification of warrants	—	—	7,520	—	—	—	—	7,520	—	7,520
Stock-based compensation	193	—	2,179	—	—	—	—	2,179	—	2,179
Balance, June 30, 2025	68,393	68	1,236,469	(463,442)	(6,741)	2,805	(31,174)	735,180	5,252	740,432
Net income	—	—	—	11,926	—	—	—	11,926	(952)	10,974
Other comprehensive loss before reclassification	—	—	—	—	(12,105)	—	—	(12,105)	—	(12,105)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	5,831	—	—	5,831	—	5,831
Other comprehensive loss, net of tax	—	—	—	—	(6,274)	—	—	(6,274)	—	(6,274)
Investment in subsidiary	—	—	—	—	—	—	—	—	1,726	1,726
Issuance of warrants	—	—	18,475	—	—	—	—	18,475	—	18,475
Exercise of warrants	6,276	6	7,576	—	—	—	—	7,582	—	7,582
Stock-based compensation	65	1	2,033	—	—	—	—	2,034	—	2,034
Balance, September 30, 2025	74,734	$75	$1,264,553	$(451,516)	$(13,015)	2,805	$(31,174)	$768,923	$6,026	$774,949
Amounts reclassified from accumulated other comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Classification
	2026	2025	2026	2025
Gains (losses) on cash flow hedges
Commodity derivatives	$2,030	$(1,169)	$(15,227)	$(1,194)	(1)
Commodity derivatives	(5,854)	(6,627)	1,382	(10,325)	(2)
Total losses on cash flow hedges	(3,824)	(7,796)	(13,845)	(11,519)	(3)
Income tax expense	976	1,965	3,520	2,904	(4)
Amounts reclassified from accumulated other comprehensive loss	$(2,848)	$(5,831)	$(10,325)	$(8,615)
(1)Revenues
(2)Cost of goods sold
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
The company recorded income tax benefit of $1.9 million for the nine months ended September 30, 2026, compared with income tax expense of $3.3 million for the same period in 2025. The increase in income tax benefit is primarily due to changes in the valuation allowance on deferred tax assets, the impact of tax-exempt income from Section 45Z production tax credits and a decrease in tax expense related to other permanent differences, partially offset by an increase in pre-tax book income. In addition, the company recorded tax expense related to the IRS audit settlement in 2025.
The effective tax rate can be affected by variances in the estimates and amounts of taxable income among the various states, entities and activity types, realization of tax credits, adjustments from resolution of tax matters under review, valuation allowances and the company’s assessment of its liability for uncertain tax positions.
13.    COMMITMENTS AND CONTINGENCIES
Lease Expense
The company leases certain facilities, parcels of land, and equipment, with remaining terms ranging from less than one year to approximately 11.1 years. The land and facility leases include renewal options. The renewal options are included in the lease term only for those sites or locations in which they are reasonably certain to be renewed. Equipment renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expense
Operating lease expense	$7,060	$7,526	$20,869	$22,339
Variable lease expense (1)	386	683	1,343	1,009
Total lease expense	$7,446	$8,209	$22,212	$23,348
(1)Represents amounts incurred in excess of the minimum payments required for a certain building lease and for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,116	$7,688	$21,169	$22,683

Right-of-use assets obtained in exchange for lease obligations
Operating leases	5,093	6,169	17,728	11,017

Right-of-use assets and lease obligations derecognized due to lease modifications
Right-of-use-assets (1)	—	3,739	—	3,739
Lease obligations (1)	—	3,739	—	3,739
(1)Amounts presented in 2025 are related to the Obion Transaction. Derecognition of right-of-use assets and lease obligations for the disposition is related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	3.5 years	3.8 years

Weighted average discount rate	5.32%	5.46%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2026 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2026	$6,956
2027	24,943
2028	16,469
2029	11,588
2030	5,739
Thereafter	4,244
Total	69,939
Less: Present value discount	(6,092)
Lease liabilities	$63,847
Other Commitments
As of September 30, 2026, the company had contracted future purchases of grain, ethanol, distillers grains and natural gas, valued at approximately $229.9 million and future commitments for storage and transportation, valued at approximately $30.5 million.
The company has entered into contracts with Tallgrass High Plains Carbon Storage, LLC and its affiliates, related to the construction, development and operation of carbon capture and sequestration projects at our three Nebraska plants. As of September 30, 2026, the company has recorded $13.3 million of accumulated construction costs in relation to the projects, presented as carbon equipment liabilities on the consolidated balance sheet.

Legal
The company is currently involved in litigation, including worker's compensation litigation, that has arisen in the ordinary course of business, but does not believe any pending litigation will have a material adverse effect on its financial position, results of operations or cash flows.
14.    SUBSEQUENT EVENT
On October 29, 2026, Green Plains Inc. (“Seller”), entered into a Tax Credit Purchase Agreement with two unaffiliated parties (“Buyers”), pursuant to which Seller agreed to supply production tax credits available under Section 45Z to Buyers from the production of Seller’s ethanol at its operating facilities between January 1, 2026 and December 31, 2026. Under the agreement, Seller has committed to deliver, and Buyers have committed to purchase, a minimum of $250 million of Section 45Z credits, up to a total of $325 million in the aggregate, with an option to purchase an additional $30.0 million, subject to generation and availability and the satisfaction of certain conditions. The confidential purchase price, which includes a market-based discount for such credits, is payable on each confirmation date against delivery of the corresponding credits. Cash proceeds of approximately $140.0 million associated with the first half of 2026 credit generation were received during the fourth quarter and proceeds associated with third and fourth quarter credit generation and any final true-up amounts are expected in the first half of 2027.

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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2025 or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to a number of economic conditions and other factors, including: the failure to realize the anticipated results from the new products being developed or new technologies being deployed; the failure to realize the anticipated selling, general and administrative expense savings from restructuring; local, regional and national economic conditions and the impact they may have on the company and its customers; disruption caused by health epidemics; conditions in the ethanol and biofuels industry, including a sustained decrease in the level of supply or demand for ethanol and biofuels or a sustained decrease in the price of ethanol or biofuels, distillers grains, Ultra-High Protein, and renewable corn oil; competition in the ethanol industry and other industries in which we operate; commodity market risks, including those that may result from weather conditions, changes in government policies, and global political or economic issues; the financial condition of the company’s customers and counterparties; any non-performance by customers and counterparties of their contractual obligations; changes in safety, health, environmental and other governmental policy and regulation, including changes to tax laws such as the OBBB, tariffs, renewable fuel programs, tax credit programs, and low carbon programs; risks related to acquisition and disposition activities and achieving anticipated results; risks associated with merchant trading; the results of any reviews, investigations or other proceedings by government authorities; the performance of the company; and other factors detailed in reports filed with the SEC.
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
Our carbon reduction strategy plays a central role in achieving lower CI biofuel production and participation in various clean fuel programs. Our CCS facilities are operational at our Central City, Wood River, and York facilities in Nebraska. These plants are connected to the Tallgrass Trailblazer CO2 Pipeline, while one of our Iowa and all of our Minnesota locations are committed to CCS through Summit Carbon Solutions, which projects operations commencing in 2028. CCS initiatives are expected to significantly lower CI across our platform. Based on current CI score estimates, all Green Plains facilities in operation are expected to qualify for the Section 45Z production tax credit in 2026, inclusive of five non-CCS facilities.
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
Recent Developments
Production Tax Credits
The company has been and expects to continue to benefit from certain clean energy related tax credits as a result of recent changes in legislation. All eight of our operating ethanol plants have generated Section 45Z production tax credits in 2026. The company has agreements to purchase RECs covering the nine months ended September 30, 2026, to lower CI scores at certain plants. Based on production and CI scores for the three and nine months ended September 30, 2026, the company recorded Section 45Z production tax credits net of discounts totaling $76.7 million and $210.7 million, respectively, reducing cost of goods sold at the eight qualifying plants. Under the current statutory framework, Section 45Z production tax credits are set to expire in 2029. The company would then look to monetize credits available under Section 45Q until 2037.
On October 29, 2026, Green Plains Inc. (“Seller”), entered into a Tax Credit Purchase Agreement with two unaffiliated parties (“Buyers”), pursuant to which Seller agreed to supply production tax credits available under Section 45Z to Buyers from the production of Seller’s ethanol at its operating facilities between January 1, 2026 and December 31, 2026. Under the agreement, Seller has committed to deliver, and Buyers have committed to purchase, a minimum of $250 million of Section 45Z credits, up to a total of $325 million in the aggregate, with an option to purchase an additional $30.0 million, subject to generation and availability and the satisfaction of certain conditions. The confidential purchase price, which includes a market-based discount for such credits, is payable on each confirmation date against delivery of the corresponding credits. Cash proceeds of approximately $140.0 million associated with the first half of 2026 credit generation were received during the fourth quarter and proceeds associated with third and fourth quarter credit generation and any final true-up amounts are expected in the first half of 2027.

General Counsel and Corporate Secretary Appointment
On November 2, 2026, the Board of Directors of the company appointed Allan Williams to serve as the General Counsel and Corporate Secretary. Mr. Williams succeeds Ryan Loneman who departed the company on August 7, 2026.

Results of Operations
During the third quarter of 2026, our plants in operation maintained an average utilization rate of approximately 95.0% of capacity, resulting in ethanol production of 174.9 mmg, compared with 197.3 mmg, or 92.8% of capacity, for the same quarter last year. The prior period utilization above has been adjusted to reflect updated capacity and for comparative purposes to align with our current period presentation. Our operating strategy is to transform our company to a value-add agricultural technology company creating lower carbon, high-value ingredients from existing resources. Depending on the margin environment, we may exercise operational discretion that results in reductions in production volumes. It is possible that throughput volumes could fluctuate in the future, depending on various factors that drive each biorefinery’s variable contribution margin, including future driving and gasoline demand for the industry, demand for valuable co-products we produce, and the supply and pricing of renewable feedstocks needed to operate our biorefineries.
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.09 million barrels per day during the third quarter of 2026, which was approximately 1.5% higher than the 1.07 million barrels per day for the same quarter last year. Refiner and blender input volume was 920 thousand barrels per day for the third quarter of 2026, compared with 911 thousand barrels per day for the same quarter last year. Gasoline demand for the third quarter of 2026 was consistent with the same quarter last year at 8.9 million barrels per day during the third quarter of 2026. U.S. domestic ethanol ending stocks increased by approximately 1.1 million barrels compared to the prior year, or 4.8%, to 23.9 million barrels as of September 30, 2026.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2026, were approximately 1,618 mmg, up from the 1,445 mmg for the same period of 2025. Year to date, Canada was the largest export destination for U.S. ethanol accounting for approximately 36% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, Colombia, the United Kingdom and South Korea accounted for approximately 19%, 6%, 5% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 2.4 to 2.5 billion gallons in 2026, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. Dollar could impact the U.S. ethanol competitiveness in the global market.
Protein and Vegetable Oil Supply and Demand
Our dried distillers grains and Ultra-High Protein ingredients compete against other ethanol producers domestically and abroad, as well as with soybean meal, canola meal, and other protein feed ingredients. Likewise our distillers corn oil, which is a feedstock for producing biodiesel, renewable diesel and to some extent SAF, competes against other vegetable oils such as soybean oil, canola oil, and to some extent palm oil, as well as against waste oils such as used cooking oils, animal fats and tallow. While global protein demand has continued to grow, so too has the production of vegetable proteins, most notably in U.S. soy crushing capacity. Soybean processing capacity in the U.S. has been expanding to meet the rising demand for vegetable oils to produce renewable fuels. According to the National Oilseed Processors Association, for the third quarter of 2026, soybean crush was approximately 618.4 million bushels, up 35.4 million bushels from the 583.0 million bushels crushed during the third quarter of 2025. Soybean oil stocks for the third quarter of 2026 were 1.1 billion pounds compared with 1.2 billion pounds for the same quarter last year. Soybean meal production was 14.7 million short tons for the third quarter of 2026, up 0.8 million short tons from the 13.9 million short tons from the same period in the prior year.
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
On February 3, 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations governing administration of the Section 45Z Clean Fuel Production Credit. The proposed regulations provide guidance on credit eligibility, emissions rate determination, registration and certification requirements, and implementation of amendments made by the OBBB. Among other things, the proposed regulations (i) limit eligible feedstocks to those grown or produced in the United States, Canada, or Mexico; (ii) eliminate indirect land use change (“iLUC”) from CI calculations; (iii) prohibit negative emissions rates except in limited circumstances; (iv) include anti‑abuse and prohibited foreign entity provisions; (v) allow credit eligibility for fuel sold through intermediaries and, in certain circumstances, related parties; and (vi) require use of the most current Treasury‑approved 45Z‑GREET lifecycle analysis model. On September 8, 2026, the IRS issued interim guidance under Section 45Z that provides the 2026 emissions rate table, addresses certain statutory changes made by the OBBB, and provides guidance for incorporating qualifying regenerative agricultural practices into emissions rate calculations. In connection with this guidance, the Department of Energy subsequently released an updated 45ZCF-GREET model incorporating the 45Z-specific Feedstock Carbon Intensity Calculator, which allows certain qualifying regenerative agricultural practices to be reflected in the carbon intensity of agricultural feedstocks. The final form of these regulations may or may not reflect the guidance in the proposed regulations and could materially impact the value of the credit and our ability to benefit from it.
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
SREs can reduce or waive entirely the obligation for a refinery, which has the practical effect of reducing the RVO, and by extension the number of RINs that need to be retired, which can impact their values and ultimately blending levels of renewable fuels. On August 31, 2026, the EPA issued decisions on 34 SRE petitions for the 2025 compliance year, granting full exemptions to 18 petitions and partial exemptions to 11 petitions, while denying three petitions and determining two petitions to be ineligible. The exemptions represented approximately 1.76 billion RINs. On October 13, 2026, the EPA proposed to revise the 2026 and 2027 SRE reallocation volumes to account for these additional 2025 SREs. Under the proposal, the EPA would reallocate 100% of the difference between projected and actual exempted volumes for 2025, either equally between the 2026 and 2027 RVOs or entirely to the 2027 RVO.
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
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court subsequently declined to hear a challenge to this ruling. In 2022, the EPA issued emergency waivers to allow for the continued sale of E15 during the summer months and similar summertime waivers have been issued each year since then, with the 2026 driving season marking the eighth consecutive year that E15 is able to be sold year-round nationwide. The EPA has also allowed for the elimination of the One-Pound Waiver for E10 in several Midwestern states, which would have the practical effect of allowing for E15 to be sold year-round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin. Legislation to resolve this issue has been introduced multiple times over the past five years. In early 2026, legislation to authorize year-round nationwide sales of E15 was expected to be included in the Farm Bill but was ultimately removed prior to House passage. On May 13, 2026, the U.S. House of Representatives passed the Nationwide Consumer and Fuel Retailer Choice Act, legislation that would permit nationwide year-round sales of E15 and would also amend certain provisions of the Renewable Fuel Standard. On September 16, 2026, the Senate Committee on Agriculture, Nutrition and Forestry advanced the Agricultural Act of 2026, commonly known as the farm bill, which includes provisions to permanently authorize nationwide year-round sales of E15. The legislation was subsequently reported to the Senate and remains pending consideration by the full Senate. Although the current Administration has signaled it would sign E15 legislation into law, the future of a legislative fix to summertime E15 remains uncertain as it must pass both chambers of Congress.
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
The selected operating segment financial information is as follows (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Revenues
Ethanol production
Revenues from external customers	$454,443	$473,565	(4.0)%	$1,258,570	$1,497,977	(16.0)%
Intersegment revenues	—	347	*	—	860	*
Total segment revenues	454,443	473,912	(4.1)	1,258,570	1,498,837	(16.0)
Agribusiness and energy services
Revenues from external customers	41,547	34,922	19.0	129,448	164,854	(21.5)
Intersegment revenues	5,160	5,867	(12.1)	15,410	17,295	(10.9)
Total segment revenues	46,707	40,789	14.5	144,858	182,149	(20.5)
Revenues including intersegment activity	501,150	514,701	(2.6)	1,403,428	1,680,986	(16.5)
Intersegment eliminations	(5,160)	(6,214)	(17.0)	(15,410)	(18,155)	(15.1)
	$495,990	$508,487	(2.5)%	$1,388,018	$1,662,831	(16.5)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Cost of goods sold
Ethanol production (1)	$320,536	$404,846	(20.8)%	$948,706	$1,401,973	(32.3)%
Agribusiness and energy services	37,806	31,168	21.3	110,938	155,717	(28.8)
Intersegment eliminations	(5,160)	(6,214)	(17.0)	(15,410)	(18,155)	(15.1)
	$353,182	$429,800	(17.8)%	$1,044,234	$1,539,535	(32.2)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Gross margin
Ethanol production (1) (2)	$133,907	$69,066	93.9%	$309,864	$96,864	219.9%
Agribusiness and energy services	8,901	9,621	(7.5)	33,920	26,432	28.3
	$142,808	$78,687	81.5%	$343,784	$123,296	178.8%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Depreciation and amortization
Ethanol production	$22,779	$23,868	(4.6)%	$68,670	$67,821	1.3%
Agribusiness and energy services (3)	32	252	(87.3)	94	4,710	(98.0)
Corporate activities	763	848	(10.0)	1,896	2,384	(20.5)
	$23,574	$24,968	(5.6)%	$70,660	$74,915	(5.7)%

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Operating income (loss)
Ethanol production (2) (4) (5)	$99,027	$30,895	220.5%	$209,426	$(20,873)	*
Agribusiness and energy services (3)	5,968	6,942	(14.0)	26,499	10,224	159.2
Corporate activities (6) (7)	(12,402)	22,553	*	(30,686)	(19,584)	56.7
	$92,593	$60,390	53.3%	$205,239	$(30,233)	*
(1)Ethanol production includes $67.2 million and $183.7 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2026, respectively, and $25.0 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2025, recorded as a reduction of cost of goods sold.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025.
(3)Depreciation and amortization for agribusiness and energy services includes impairment of property and equipment of $3.1 million for the nine months ended September 30, 2025.
(4)Ethanol production includes $65.4 million and $179.3 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and nine months ended September 30, 2026, respectively, and $25.0 million of Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses for the three and nine months ended September 30, 2025.
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
(7)Corporate activities include a pretax gain on sale of assets, net of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025, respectively.
We use EBITDA, adjusted EBITDA, and segment EBITDA as measures of profitability to compare the financial performance of our reportable segments and manage those segments. EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs. Adjusted EBITDA includes adjustments related to restructuring costs, gain on sale of assets, impairment of assets held for sale, loss on sale of equity method investment and our proportional share of EBITDA adjustments of our equity method investees. We believe EBITDA, adjusted EBITDA and segment EBITDA are useful measures to compare our performance against other companies. These measures should not be considered an alternative to, or more meaningful than, net income, which is prepared in accordance with GAAP. EBITDA, adjusted EBITDA, and segment EBITDA calculations may vary from company to company. Accordingly, our computation of EBITDA, adjusted EBITDA, and segment EBITDA may not be comparable with a similarly titled measure of other companies.
The following table reconciles net income (loss) including noncontrolling interest to adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Net income (loss)	$85,572	$10,974	*	$186,243	$(133,894)	*
Interest expense	8,090	47,763	(83.1)	27,705	70,575	(60.7)
Income tax expense (benefit), net of equity method income taxes	700	890	(21.3)	(1,869)	2,610	*
Depreciation and amortization (1)	23,574	24,968	(5.6)	70,660	74,915	(5.7)
EBITDA	117,936	84,595	39.4	282,739	14,206	*
Restructuring costs	—	2,709	*	—	21,815	*
Gain on sale of assets, net	—	(36,006)	*	—	(31,962)	*
Impairment of assets held for sale	—	—	—	—	10,724	*
Other expense (2)	—	2,025	*	—	2,025	*
(Gain) loss on sale of equity method investment	—	(800)	*	—	26,187	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	135	1,873	(92.8)
Adjusted EBITDA	$117,981	$52,568	124.4%	$282,874	$44,868	*
(1)Excludes amortization of operating lease right-of-use assets and amortization of debt issuance costs.
(2)Other expense includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations for the three and nine months ended September 30, 2025.
The following table reconciles segment EBITDA to consolidated adjusted EBITDA (in thousands):

	Three Months Ended September 30,		% Variance	Nine Months Ended September 30,		% Variance
	2026	2025		2026	2025
Adjusted EBITDA
Ethanol production (1) (2) (3)	$122,268	$55,185	121.6%	$279,778	$44,761	*
Agribusiness and energy services	6,304	6,665	(5.4)	27,239	14,849	83.4
Corporate activities (4) (5)	(10,636)	22,745	*	(24,278)	(45,404)	(46.5)
EBITDA	117,936	84,595	39.4	282,739	14,206	*
Restructuring costs	—	2,709	*	—	21,815	*
Gain on sale of assets, net	—	(36,006)	*	—	(31,962)	*
Impairment of assets held for sale	—	—	—	—	10,724	*
Other expense (6)	—	2,025	*	—	2,025	*
(Gain) loss on sale of equity method investment	—	(800)	*	—	26,187	*
Proportional share of EBITDA adjustments to equity method investees	45	45	—	135	1,873	(92.8)
	$117,981	$52,568	124.4%	$282,874	$44,868	*
(1)Ethanol production includes $67.2 million and $183.7 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2026, respectively, and $25.0 million of Section 45Z production tax credits net of discounts and other costs for the three and nine months ended September 30, 2025, recorded as a reduction of cost of goods sold.
(2)Ethanol production includes margins from a one-time sale of accumulated RINs of $22.6 million for the nine months ended September 30, 2025.

(3)Ethanol production includes impairment of assets held for sale of $10.7 million for the nine months ended September 30, 2025.
(4)Corporate activities include a pretax gain on sale of assets, net of $36.0 million and $32.0 million for the three and nine months ended September 30, 2025, respectively.
(5)Corporate activities includes $1.5 million and $13.5 million of restructuring costs for the three and nine months ended September 30, 2025, respectively, as a result of the company's cost reduction initiative, including severance related to the departure of its former CEO.
(6)Other expense includes non-cash expense related to the revaluation of liability-based warrants recorded within other, net on the consolidated statements of operations for the three and nine months ended September 30, 2025.
* Percentage variance not considered meaningful.
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Consolidated Results
Consolidated revenues decreased $12.5 million for the three months ended September 30, 2026 compared with the same period in 2025, primarily due to lower revenues within our ethanol production segment primarily as a result of lower volumes sold driven by the disposition of our Obion, Tennessee plant, partially offset by higher volumes sold and weighted average selling prices on ethanol and renewable corn oil.
Net income increased $74.6 million and adjusted EBITDA increased $65.4 million for the three months ended September 30, 2026 compared with the same period last year primarily due to an increase of $42.3 million in Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses, higher margins in our ethanol production segment and $2.7 million lower selling, general and administrative expenses during the three months ended September 30, 2026. Interest expense decreased $39.7 million for the three months ended September 30, 2026 compared with the same period in 2025 primarily due to prior year loan fees related to the refinancing and extinguishment of the junior mezzanine notes, partially offset by higher debt balances associated with carbon sequestration equipment, partially offset by higher debt balances associated with carbon sequestration equipment. Income tax expense was $0.7 million for the three months ended September 30, 2026, compared with income tax expense of $0.9 million for the same period in 2025.
The following discussion provides greater detail about our third quarter segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025	% Variance

Ethanol (gallons)	174,881	197,264	(11.3)%
Distillers grains (equivalent dried tons)	357	417	(14.4)
Ultra-High Protein (tons)	49	71	(31.0)
Renewable corn oil (pounds)	64,174	72,345	(11.3)
Corn consumed (bushels)	58,619	66,601	(12.0)
Revenues in our ethanol production segment decreased $19.5 million for the three months ended September 30, 2026 compared with the same period in 2025, primarily due to the disposition of our Obion, Tennessee plant resulting in decreased revenues of $70.0 million and lower weighted average selling prices on distillers grains resulting in decreased revenues of $6.8 million, partially offset by higher ethanol, renewable corn oil, and distillers grains volumes sold across our operational plants resulting in increased revenues of $10.2 million, $3.7 million and $1.5 million, respectively, increased revenues as a result of hedging activities of $6.9 million, higher ethanol and renewable corn oil weighted average selling prices resulting in increased revenues of $6.5 million and $8.7 million, respectively and higher project revenues of $21.0 million.
Cost of goods sold in our ethanol production segment decreased $84.3 million for the three months ended September 30, 2026 compared with the same period last year primarily due to the disposition of our Obion, Tennessee plant resulting in decreased costs of $62.1 million, an increase of $42.3 million in Section 45Z production tax credits net of discounts and other costs, lower ethanol volumes purchased of $22.8 million and a decrease in hedging activities of $15.9 million. These decreases were offset by increased weighted average corn prices, increased project costs and higher corn volumes purchased resulting in increased costs of $32.1 million, $19.3 million and $6.9 million, respectively.
Operating income in our ethanol production segment increased $68.1 million for the three months ended September 30, 2026 compared with the same period in 2025 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $22.8 million for the three months ended September 30, 2026, compared with $23.9 million for the same period last year.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment increased $5.9 million while operating income decreased $1.0 million for the three months ended September 30, 2026, compared with the same period in 2025. The increase in revenues was primarily due to increased ethanol trading revenues. The decrease in operating income was primarily due to lower natural gas trading margins.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $1.1 million for the three months ended September 30, 2026 primarily due to decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.
Corporate Activities
Operating income was impacted by a decrease in corporate activities of $35.0 million for the three months ended September 30, 2026 compared with 2025 primarily due to the gain on disposition of our Obion, Tennessee plant, as well as a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiatives in the prior period.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Consolidated Results
Consolidated revenues decreased $274.8 million for the nine months ended September 30, 2026 compared with the same period in 2025, primarily due to lower revenues within our ethanol production segment as a result of lower volumes sold primarily driven by the disposition of our Obion, Tennessee plant, as well as lower revenues in our agribusiness and energy services segment as a result of the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025.
Net income increased $320.1 million and adjusted EBITDA increased $238.0 million for the nine months ended September 30, 2026 compared with the same period last year primarily due to an increase of $158.8 million in Section 45Z production tax credits recorded net of discounts, other costs and selling, general and administrative expenses, higher margins in our ethanol production and agribusiness and energy services segments and $32.0 million of lower selling, general and administrative expenses primarily as a result of restructuring costs of $21.8 million incurred during the nine months ended September 30, 2025. Interest expense decreased $42.9 million for the nine months ended September 30, 2026 compared with the same period in 2025 primarily due to prior year loan fees related to the issuance and modification of warrants in conjunction with access to a short-term line of credit and an amendment on our Junior Notes, partially offset by higher debt balances associated with carbon sequestration equipment. Income tax benefit was $1.9 million for the nine months ended September 30, 2026, compared with income tax expense of $3.3 million for the same period in 2025 primarily due to changes in the valuation allowance on deferred tax assets, the impact of tax-exempt income from Section 45Z production tax credits and a decrease in tax expense related to other permanent differences, partially offset by an increase in pre-tax book income. In addition, the company recorded tax expense related to the IRS audit settlement in 2025.

The following discussion provides greater detail about our year-to-date segment performance.
Ethanol Production Segment
Key operating data for our ethanol production segment is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	% Variance

Ethanol (gallons)	509,777	586,163	(13.0)%
Distillers grains (equivalent dried tons)	1,042	1,247	(16.4)
Ultra-High Protein (tons)	152	205	(25.9)
Renewable corn oil (pounds)	180,982	201,839	(10.3)
Corn consumed (bushels)	171,979	198,177	(13.2)
Revenues in our ethanol production segment decreased $240.3 million for the nine months ended September 30, 2026 compared with the same period in 2025, primarily due to the disposition of our Obion, Tennessee plant resulting in decreased revenues of $197.4 million, decreased ethanol revenues of $47.8 million driven by lower freight revenue and $33.7 million driven by timing of ethanol revenue recognition during the nine months ended September 30, 2025 both as a result of our transition to a third party marketing arrangement, a one-time sale of accumulated RINs of $22.6 million during the nine months ended September 30, 2025, decreased revenues as a result of hedging activities of $20.5 million, lower distillers grains weighted average selling prices of $6.1 million and lower distillers grains volumes sold resulting in decreased revenues $1.1 million. These decreases were partially offset by higher project revenues of $38.2 million, higher renewable corn oil and ethanol weighted average selling prices resulting in increased revenues of $24.4 million and $5.9 million, respectively, and higher ethanol and corn oil volumes sold resulting in increased revenues of $9.5 million and $3.8 million, respectively.
Cost of goods sold in our ethanol production segment decreased $453.3 million for the nine months ended September 30, 2026 compared with the same period last year primarily due to the disposition of our Obion, Tennessee plant resulting in decreased costs of $188.0 million, an increase of $158.8 million of Section 45Z production tax credits net of discounts and other costs, as well as lower ethanol volumes purchased, lower freight costs, hedging activities and lower weighted average corn prices resulting in decreased costs of $67.1 million, $53.1 million, $25.0 million and $4.7 million, respectively. These decreases were partially offset by higher project costs of $36.4 million and higher corn volumes purchased of $8.3 million for the nine months ended September 30, 2026.
Operating income in our ethanol production segment increased $230.3 million for the nine months ended September 30, 2026 compared with the same period in 2025 primarily due to increased margins as outlined above. Depreciation and amortization expense for the ethanol production segment was $68.7 million for the nine months ended September 30, 2026, compared with $67.8 million for the same period last year, with the increase driven by carbon sequestration equipment placed in service during the fourth quarter of 2025.
Agribusiness and Energy Services Segment
Revenues in our agribusiness and energy services segment decreased $37.3 million while operating income increased $16.3 million for the nine months ended September 30, 2026, compared with the same period in 2025. The decrease in revenues was primarily due to the company ceasing a third-party marketing agreement with Tharaldson Ethanol Plant I LLC effective April 1, 2025, partially offset by higher natural gas revenues. The increase in operating income was primarily due to higher natural gas trading margins.
Intersegment Eliminations
Intersegment eliminations of revenues decreased by $2.7 million for the nine months ended September 30, 2026 primarily due to decreased marketing and corn origination fees paid to the agribusiness and energy services segment as a result of lower volumes processed.

Corporate Activities
Operating loss was impacted by an increase in corporate activities of $11.1 million for the nine months ended September 30, 2026 compared with 2025 primarily due to the gain on disposition of our Obion, Tennessee plant in the prior period, partially offset by non-recurring increased personnel costs as a result of restructuring in the prior period and a decrease in selling, general and administrative expenses as a result of the company's corporate reorganization and cost reduction initiative for the nine months ended September 30, 2026.
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
On September 30, 2026, we had $160.0 million in cash and cash equivalents and $65.1 million in restricted cash. We also had $290.0 million available under our committed revolving credit agreement, subject to restrictions or other lending conditions. Total corporate liquidity consisting of unrestricted cash, distributable cash from subsidiaries and credit facility availability was $226.6 million as of September 30, 2026. Funds at certain subsidiaries are generally required for their ongoing operational needs and restricted from distribution. At September 30, 2026, our subsidiaries had approximately $59.7 million of net assets that were not available to use in the form of dividends, loans or advances due to restrictions contained in their credit facilities.
Net cash provided by operating activities was $47.4 million for the nine months ended September 30, 2026, compared with net cash provided by operating activities of $43.5 million for the same period in 2025. Net cash provided by operating activities compared to the prior year increased primarily due to higher net income, the prior year losses on extinguishment of debt and from equity method investees, net of income taxes and changes in deferred income taxes and stock-based compensation partially offset by working capital changes related to production tax credits, inventories and accounts payable. Net cash used in investing activities was $27.0 million for the nine months ended September 30, 2026, compared with net cash provided by investing activities of $171.0 million for the same period in 2025. Investing activities were primarily affected by the proceeds from sale of assets in the prior period. Net cash used in financing activities was $25.4 million for the nine months ended September 30, 2026, compared with net cash used in financing activities of $212.3 million for the same period in 2025, primarily due to higher net payments on short-term borrowings in 2025 offset by proceeds from a product financing arrangement in 2025.
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
We incurred net capital expenditures of approximately $29.0 million during the nine months ended September 30, 2026, primarily for various capital projects. The current projected estimate for capital spending related to maintenance, environmental, health and safety is approximately $5 million to $10 million for the remainder of 2026, which is subject to review prior to the initiation of any project, and expected to be financed with cash on hand and with cash provided by operating activities. We expect additional capital spending related to efficiency projects during the remainder of 2026 of $10 million to $15 million, primarily for the addition of a grain storage building at our Wood River facility.
The company financed the CCS projects at its three Nebraska plants. The payments have commenced and the company is estimating annualized payments to total $17.1 million in 2026.
The company generated $65.4 million and $179.3 million of EBITDA resulting from Section 45Z production tax credits net of discounts and other costs during the three and nine months ended September 30, 2026, respectively. Estimated based on the current production outlook, eligible gallons, and sales of the production tax credits, the company expects to generate between $230 million and $250 million of EBITDA from the generation of Section 45Z production tax credits for the year ended December 31, 2026 and at least $250 million of EBITDA from the generation of Section 45Z production tax credits for the year ended December 31, 2027. This is subject to change based on actual production volumes and CI factors at eligible plants.

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
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200.0 million of our common stock. Under the program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated share buyback programs, tender offers or by other means. The timing and amount of repurchase transactions are determined by our management based on market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time without prior notice. Since inception of the repurchase program, we have repurchased 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares of common stock during the third quarter of 2026.
We believe we have sufficient working capital for our existing operations. A continued sustained period of unprofitable operations, however, may strain our liquidity. We may sell additional assets or equity or borrow capital to improve or preserve our liquidity.
Debt
We were in compliance with our debt covenants at September 30, 2026. Based on our forecasts, we anticipate we will maintain compliance at each of our subsidiaries for the next twelve months. We cannot provide assurance that actual results will approximate our forecasts or that we will inject the necessary capital into a subsidiary to maintain compliance with its respective covenants. In the event a subsidiary is unable to comply with its debt covenants, the subsidiary’s lenders may determine that an event of default has occurred, and following notice, the lenders may terminate the commitment and declare the unpaid balance due and payable.
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
On October 27, 2025, the company executed separate, privately negotiated exchange agreements with certain of the holders of its existing 2027 Notes to exchange (the “exchange transactions”) $170 million aggregate principal amount of the 2027 Notes for $170 million of newly issued 5.25% Convertible Senior Notes due November 2030 (the “2030 Notes”). Additionally, the company completed separate, privately negotiated subscription agreements pursuant to which it issued $30 million of 2030 Notes for $30 million in cash (the “subscription transactions”). The 2030 Notes bear interest at a rate of 5.25% per year, payable on May 1 and November 1 of each year, beginning May 1, 2026. The 2030 notes are general unsecured obligations of the company. The initial conversion rate of the 2030 Notes is 63.6132 shares of common stock per $1,000 principal amount of 2030 Notes (equivalent to an initial conversion price of approximately $15.72 per share of common stock, which represents a conversion premium of approximately 50% over the offering price of our common stock), and is subject to customary anti-dilution adjustments. At September 30, 2026, the outstanding principal balances on the remaining 2027 Notes and the 2030 Notes were $60.0 million and $200.0 million, respectively.
Ethanol Production Segment
Green Plains Shenandoah, a wholly-owned subsidiary, has a $75.0 million secured loan agreement, which matures on September 1, 2035. At September 30, 2026, the outstanding principal balance was $69.0 million on the loan and the interest rate was 5.02%.

On and after July 24, 2023, Green Plains Central City Capture Company LLC, Green Plains Wood River Capture Company LLC, and Green Plains York Capture Company LLC, (collectively, the "capture companies") which are all wholly-owned subsidiaries of the company, entered into a series of agreements with Tallgrass High Plains Carbon Storage, LLC ("Tallgrass") and its affiliates to finance, construct and operate carbon capture, transportation and sequestration assets associated with the company’s Central City, Wood River, and York ethanol facilities in Nebraska. Under the agreements, the capture companies are obligated to repay Tallgrass all costs associated with the construction of the carbon capture and compression facilities over a 144-month delivery period. The payment structure is designed to provide Tallgrass with a 9% pretax, unlevered IRR on its investment. All projects met criteria for substantial completion and are classified as debt, except for an estimated $13.3 million of spend that Tallgrass has yet to apply to our debt balances owed, which is presented as carbon equipment liabilities. The amounts remaining within carbon equipment liabilities are expected to be reclassified and presented as debt within the next twelve months. The total estimated value of this debt recorded on the balance sheet is $123.7 million. Repayments commenced in January 2026. This debt is secured by substantially all real and personal property interests associated with the capture companies. Green Plains Inc. further supports the obligation through a guaranty, under which it unconditionally guarantees the capture companies' performance and payment obligations. The capture companies may pre-repay the obligation early by providing Tallgrass at least ninety (90) days’ prior written notice and remitting the prepayment, which represents the amount required for Tallgrass to achieve its contracted 9% pretax, unlevered IRR on its investments.
We also have small equipment financing loans, finance leases on equipment or facilities, and other forms of debt financing.
Agribusiness and Energy Services Segment
Green Plains Finance Company, Green Plains Grain and Green Plains Trade had total senior secured revolving commitments of $300.0 million and an accordion feature whereby amounts available under the Facility may be increased by up to $100.0 million of new lender commitments subject to certain conditions. Each SOFR rate loan shall bear interest for each day at a rate per annum equal to the Term SOFR rate for the outstanding period plus a Term SOFR adjustment and an applicable margin of 2.25% to 2.50%, which is dependent on undrawn availability under the facility. Each base rate loan shall bear interest at a rate per annum equal to the base rate plus the applicable margin of 1.25% to 1.50%, which is dependent on undrawn availability under the Facility. The unused portion of the Facility is also subject to a commitment fee of 0.275% to 0.375%, dependent on undrawn availability. At September 30, 2026, the outstanding principal balance was $10.0 million on the facility and the interest rate was 6.29%.
Green Plains Commodity Management has an uncommitted $20.0 million secured revolving credit facility to finance margins related to its hedging programs that matures on April 30, 2028. Advances are subject to variable interest rates equal to SOFR plus 1.75%. At September 30, 2026, the outstanding principal balance was $12.7 million on the facility and the interest rate was 5.39%.
Green Plains Grain has a short-term inventory financing agreement with a financial institution. The company has accounted for the agreement as short-term notes, rather than revenues, and has elected the fair value option to offset fluctuations in market prices of the inventory. This agreement is subject to negotiated variable interest rates. The company had no outstanding short-term notes payable related to the inventory financing agreement as of September 30, 2026.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements and contractual and purchase commitments related to commodities, storage and transportation. Aggregate minimum lease payments under the operating lease agreements for future fiscal years as of September 30, 2026 totaled $69.9 million. As of September 30, 2026, we had contracted future purchases of grain, distillers grains and natural gas valued at approximately $229.9 million, future commitments for storage and transportation valued at approximately $30.5 million, and accumulated commitments related to the construction of carbon capture and sequestration equipment at our three Nebraska plants of $13.3 million. Refer to Note 13 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
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
Accounting for Section 45Z Production Tax Credits
During the first quarter of 2026, the company elected to early adopt ASU 2025-10, Accounting for Government Grants Received by Business Entities. Concurrently, the company elected to change its accounting policy related to the recognition of Section 45Z production tax credits. Under this new policy, the recognition of the production tax credits occurs when the ethanol is produced, which is when compliance with the Section 45Z production tax credit conditions is deemed probable. We recognize the Section 45Z production tax credits at fair value, which is determined by the expected transfer price of the credits. The production tax credits are recognized as current assets in the consolidated balance sheets and as a reduction of cost of goods sold in the consolidated statements of operations.
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
Interest Rate Risk
We are exposed to interest rate risk through our loans which bear interest at variable rates. Interest rates on our variable-rate debt are based on the market rate for the lender’s prime rate or SOFR. At September 30, 2026, we had $477.7 million in debt, $22.7 million of which had variable interest rates. A 10% increase in interest rates would affect our interest cost by approximately $0.1 million per year.
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
To reduce the risk associated with fluctuations in the price of ethanol, corn, distillers grains, Ultra-High Protein, renewable corn oil and natural gas, at times we use forward fixed-price physical contracts and derivative financial instruments, such as futures and options executed on the Chicago Board of Trade, the New York Mercantile Exchange and the Chicago Mercantile Exchange. We focus on locking in favorable operating margins, when available, using a model that continually monitors market prices for corn, natural gas and other inputs relative to the price for ethanol and distillers grains at each of our production facilities. We create offsetting positions using a combination of forward fixed-price purchases, sales contracts and derivative financial instruments. As a result, we frequently have gains on derivative financial instruments that are offset by losses on forward fixed-price physical contracts or inventories and vice versa. Our results are impacted by a mismatch of gains or losses associated with the derivative instrument during a reporting period when the physical commodity purchases or sale has not yet occurred. During the three and nine months ended September 30, 2026, revenues included net losses of $6.8 million and $25.4 million, respectively, and cost of goods sold included net gains of $5.5 million and $3.7 million, respectively, associated with derivative financial instruments.
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
Our exposure to market risk, which includes the impact of our risk management activities resulting from our fixed-price purchase and sale contracts and derivatives, is based on the estimated net income effect resulting from a hypothetical 10% change in price for the next 12 months starting on September 30, 2026, which is as follows (in thousands):

Commodity	Estimated Total Volume Requirements for the Next 12 Months (1)	Unit of Measure	Net Income Effect of Approximate 10% Change in Price
Ethanol	730,000	Gallons	$79,254
Corn	246,000	Bushels	$100,598
Distillers grains (2)	1,710	Tons (3)	$25,019
Renewable corn oil	254,000	Pounds	$12,251
Natural gas	19,900	MmBTU	$4,709
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
Under the supervision and participation of our principal executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026 as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The company withholds shares when restricted stock grants are vested to satisfy statutory minimum required payroll tax withholding obligations. The following table lists the shares that were withheld during the third quarter of 2026:

Period	Total Number of Shares Withheld	Average Price Paid per Share
July 1 - July 31	—	$—
August 1 - August 31	14,250	16.03
September 1 - September 30	—	—
Total	14,250	$16.03
In August 2014 and October 2019, our Board authorized a share repurchase program of up to $200 million of our common stock. Under this program, we may repurchase shares in open market transactions, privately negotiated transactions, accelerated buyback programs, tender offers or by other means. The timing and amount of the transactions are determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. The program may be suspended, modified or discontinued at any time, without prior notice. Since inception of the repurchase program, the company has repurchased approximately 10.3 million shares of common stock for approximately $122.8 million under the program. We did not repurchase any shares during the third quarter of 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2026, no director or officer of the company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
Exhibit Index

Exhibit No.	Description of Exhibit
10.1*
Tax Credit Purchase Agreement By and Between Green Plains Inc. (“Seller”), and two unaffiliated institutional counterparties ("Buyers") dated October 29, 2026 (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed on October 30, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL.
*Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets and asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GREEN PLAINS INC.
(Registrant)

Date: November 6, 2026	By:	/s/ Chris G. Osowski
Chris G. Osowski
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Ann Reis
Ann Reis
Chief Financial Officer
(Principal Financial Officer)